Form 10-Q
period 1996-06-28
HAMMONS JOHN Q HOTELS INC
filed 1996-08-12
CIK 930796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

(Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13
          OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
          1934


For the quarterly period ended June 28, 1996

                             OR

          TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
          1934

For the transition period from ______________ to_________________

Commission file number 033-73340-01


                John Q. Hammons Hotels, Inc.
 (Exact name of registrants as specified in their charters)


          Delaware                      43-1695093
      (State or other jurisdiction of incorporation    (IRS Employer
             or organization)                      (Identification Nos.)

300 John Q. Hammons Parkway
Suite 900
Springfield, MO  65806
  (Address of principal executive offices)

          (417) 864-4300
 (Registrants' telephone number, including area code)


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports, and (2) have been subject to such filing requirements for the past 90 days.
 Registrants have been required to file reports since November 23, 1994.


Yes __X__ No ______









                        JOHN Q. HAMMONS HOTELS, INC.

                                   INDEX



PART I.   FINANCIAL INFORMATION

                                             PAGE
Item 1.  Financial Statements

     Consolidated Balance Sheets at June 28, 1996 (unaudited)
     and December 29, 1995  (audited)  ............................         3

     Consolidated Statements of Income for the three and six months
     ended  June 28, 1996 (unaudited) and June 30, 1995 (unaudited)...      5

     Consolidated Statements of Changes in Minority Interest
      and Stockholder Equity for the period December 29, 1995
      to June 28, 1996 (unaudited) ....................................     6

     Consolidated Statements of Cash Flows for the six months ended
     June 28, 1996 (unaudited) and June 30, 1995 (unaudited).........       7

     Notes to Consolidated Financial Statements .....................       8

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations ...........................................      9

PART II.    OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings............................................     16

Item 6.  Reports on Form 8-K..........................................     16

                 Signatures .............................................  17








PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                 JOHN Q. HAMMONS HOTELS, INC.
                       AND COMPANIES
               CONSOLIDATED BALANCE SHEETS
                         (000's omitted)

                                         June 28, 1996      December 29, 1995
                                             (Unaudited)          (Audited)
ASSETS
CURRENT ASSETS
  Cash and equivalents                         $ 37,999       $ 41,777
  Marketable securities                          21,039         26,574
    Receivables -
    Trade, less allowance for doubtful
    accounts of  $157                             5,731          4,852
    Construction reimbursements and
    management fees                                  98          2,762
    Inventories                                     994          1,110
    Prepaid expenses and other                      524          1,124
                                              -----------     ----------
                    Total current assets         66,385         78,199
                                              -----------     ----------
PROPERTY AND EQUIPMENT, at cost

    Land and improvements                        28,009         27,974
    Buildings and improvements                  403,211        399,746
    Furniture, fixtures and equipment           157,044        149,535
    Construction in progress                     67,045         27,395
                                              ----------      ---------
                                                655,309        604,650
    Less-accumulated depreciation
         and amortization                      (180,094)      (169,811)
                                              ----------      ---------
                                                475,215        434,839
                                              ----------      ---------

DEFERRED FINANCING COSTS,
 FRANCHISE FEES AND OTHER, net                   28,251         29,333
                                              ---------       ---------
                                               $569,851       $542,371
                                              =========       =========

                    See Notes to Consolidated Financial Statements


                   JOHN Q. HAMMONS HOTELS, INC.
                         AND COMPANIES
                    CONSOLIDATED BALANCE SHEETS
                          (000's omitted)

                                      LIABILITIES AND EQUITY
[CAPTION]

                                        June 28, 1996      December 29, 1995
                                         (Unaudited)          (Audited)
CURRENT LIABILITIES
     Current maturities of long-term debt      $ 10,371              $ 7,981
     Accounts payable                            10,788                8,382
     Accrued expenses:
       Payroll and related benefits               3,542                3,800
       Sales and property taxes                   7,030                7,012
       Insurance                                  9,174                8,446
       Interest                                  12,119               12,171
       Utilities, franchise fees,  and other      5,524                4,849
                                              ----------          -----------
                    Total current liabilities    58,548               52,641

LONG-TERM DEBT                                  465,655              450,113

DEFERRED REVENUE AND OTHER                        5,271                5,579

DEFERRED INCOME TAXES                                 1                    1
                                             ----------            ---------
                    Total liabilities           529,475              508,334
                                             ----------            ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF
 LIMITED PARTNER UNITS                           27,184               23,082

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     none outstanding                              --                  --
     Class A common stock, $.01 par value,
      40,000,000 shares authorized,
       6,042,000 shares issued and outstanding      60                    60
     Class B common stock, $.01 par value,
     1,000,000 shares authorized,
      294,100 shares issued and outstanding          3                     3
     Paid-in capital                            96,373                96,373
     Retained deficit, net                     (83,244)              (85,481)
                                              ----------            ---------
                Total  equity                   13,192                10,955
                                              ----------            ---------
                                              $569,851              $542,371
                                              =========             =========

           See Notes to Consolidated Financial Statements

               JOHN Q. HAMMONS HOTELS, INC.
                     AND COMPANIES
             CONSOLIDATED STATEMENTS OF INCOME
                     (000's omitted)

                          Three Months Ended            Six Months Ended
                      June 28,1996  June 30, 1995   June 28,1996 June 30, 1995
REVENUES :            (Unaudited)    (Unaudited)     (Unaudited)  (Unaudited)
Rooms                        $44,126      $38,005      $84,357       $72,655
Food and beverage             19,435       16,648       39,196        32,953
Meeting room rental and other  4,782        3,646        9,410         7,334
                           ---------     ---------    ---------     ---------
 Total revenues               68,343       58,299      132,963       112,942
                           ---------     ---------    ---------     ---------

OPERATING EXPENSES :
Direct operating costs and expenses
Rooms                         10,826        9,521       21,120        18,302
Food and beverage             14,448       13,107       28,751        25,459
Other                            734          593        1,450         1,155
General, administrative
 and sales expenses           18,428       15,432       37,792        30,807
Repairs and maintenance        3,036        2,530        5,636         4,787
Depreciation and amortization  6,025        3,672       11,946         7,094
                           ---------      ---------   ---------   ----------
Total operating expenses      53,497       44,855      106,695        87,604
                           ---------      ---------   ---------   ----------
INCOME FROM OPERATIONS        14,846       13,444       26,268        25,338

OTHER INCOME (EXPENSE) :
Interest income                  526        1,226        1,220         2,602
Interest expense and amortization
of deferred financing fees    (9,470)      (7,591)     (19,429)      (15,448)
                            ---------    ----------   ---------     --------
INCOME BEFORE MINORITY INTEREST AND PROVISION
FOR INCOME TAXES               5,902        7,079        8,059        12,492
Minority interest in earnings
 of partnership               (4,231)      (5,075)      (5,777)       (8,956)
                             --------     ----------   ----------    ---------
INCOME BEFORE PROVISION
FOR INCOME TAXES               1,671        2,004        2,282         3,536
 Provision for income taxes      (33)         (40)         (45)          (70)
                             --------    ----------   ---------     ---------
NET INCOME                    $1,638       $1,964       $2,237        $3,466
                             ========     =========    ========      ========
UNAUDITED EARNINGS PER SHARE
Per share net income allocable
 to the Company               $0.26         $0.31        $0.35         $0.55
                             =======       =======      =======       =======

See Notes to Consolidated Financial Statements

                      JOHN Q. HAMMONS HOTELS, INC.
                         AND COMPANIES
                CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                    AND STOCKHOLDERS EQUITY
                            (000's omitted)

                                        Stockholders' Equity

                            -----------------------------------------------
                            Class A Class B
                   Minority Common  Common  Paid-In    Company
                   Interest  Stock  Stock   Capital    Retained
                                                       Deficit      Total

BALANCE,            $23,082    $60     $3   $96,373    ($85,481)     $10,955
December 29, 1995
(Audited)



Distribution for
 income taxes        (1,675)    --     --       --          --          --


Net income allocable
 to the Company         --      --     --       --        2,237        2,237


Minority interest
in earnings of
partnership           5,777    --      --        --          --         --

BALANCE           ----------  ------  ------   --------  --------   ---------
June 28, 1996
(Unaudited)         $27,184    $60      $3     $96,373  ($83,244)    $13,192
                  =========   ======  =====    ========  ========    ========



                      See Notes to Consolidated Financial Statements



                     JOHN Q. HAMMONS HOTELS, INC
                         AND COMPANIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                          (000's omitted)

                                          Six Months Ended
                                         June 28,1996   June 30, 1995
                                         (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                 $ 2,237         $ 3,466
     Adjustments to reconcile net income
     to cash provided by operating
     activities-
     Depreciation, amortization, and
          loan cost amortization             12,861          7,776
Minority interest in earnings of the
          partnership                         5,777          8,956

Changes in certain assets and liabilities-
        Receivables                           1,785           (313)
            Inventories                         116             79
            Prepaid expenses and other          600            536
            Accounts payable                  2,406         (1,386)
            Accrued expenses                  1,111            956
            Other obligations and
            deferred revenue                   (308)          (652)
                                          ----------        --------
     Net cash provided by operating
            activities                        26,585        19,418
                                          ----------        --------
     CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property and
         equipment, net                      (50,659)       (56,838)
        Buyout of minority interest            --            (1,200)
        Franchise fees and other              (1,496)         2,081
        Sale of marketable securities, net     5,535         34,095
                                              --------      --------
     Net cash used in investing activities   (46,620)       (21,862)
                                             ---------      --------
     CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                 19,000          9,162
     Payments of notes payable to affiliates      --           (547)
     Repayments of debt                       (1,068)        (1,831)
     Distributions                            (1,675)        (3,157)
                                             ---------      --------
     Net cash provided by  financing
             activities                       16,257          3,627
                                             ---------      --------
Increase (decrease) in cash and equivalents   (3,778)         1,183
CASH AND EQUIVALENTS, beginning of period     41,777          9,712
                                             ---------      --------
CASH AND EQUIVALENTS, end of period          $37,999        $10,895
                                             =========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST,
net of amounts capitalized                   $18,567        $16,534
                                             =======        =======

See Notes to Consolidated Financial Statements



JOHN Q. HAMMONS HOTELS,  INC.  AND COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  ENTITY MATTERS

The accompanying consolidated financial statements include the accounts of John Q. Hammons Hotels, Inc. and John Q. Hammons
Hotels, L.P. and subsidiaries. (Collectively the Company or, as the context may require John Q. Hammons Hotels, Inc. only.)

The Company was formed in September 1994 and had no operations or assets prior to its initial public offering of 6,042,000 shares of Class A common stock at $16.50 per share consummated on November 23, 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons (JQH) contributed approximately $5 million in cash to the Company in exchange for 294,100 shares of Class B common stock
(which represents approximately 72% of the voting control of the Company). The Company contributed the approximate $96 million of net proceeds from the Class A and Class B common stock offerings to John Q. Hammons Hotels, L.P. (the "Partnership") in exchange for a
28.31% general partnership interest.

All significant balances and transactions between the entities and properties have been eliminated.

2. GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 29, 1995 which included financial statements for the years ended December 29, 1995 and December 30, 1994.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

The Company considers all operating cash accounts and money
market investments with an original maturity of three months or less to
be cash equivalents.    Marketable securities  consist of available- for-
sale commercial paper and government agency obligations which mature or will be available for use in operations in 1996. These securities are valued at current market value, which approximates cost.

The provision for income taxes was determined using an effective income tax rate of 2%. The lower effective tax rate is due to special allocations of tax depreciation to the Company in excess of its proportionate share of the depreciation related to the book value of the Partnership's net assets.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General
The following discussion and analysis addresses result of operations for the three and six months ended June 28, 1996 and June 30, 1995.


Total revenues increased to $68.3 million in the 1996 Three Months from $58.3 million in the 1995 Three Months, an increase of $10 million or 17.2%. Of the total revenues reported in the 1996 Three Months, 64.6% were revenues from rooms, 28.4% were revenues from food and beverage, and 7.0% were revenues from meeting room rental and other, compared with 65.2%, 28.6%, and 6.2% respectively during the 1995 Three Months.

Rooms revenues increased to $44.1 million in the 1996 Three Months from $38.0 million in the 1995 Three Months, an increase of $6.1 million or 16.1% because of increases in average room rates and total number of available rooms. Average room rates of Mature Hotels
(open more than one year) increased to $74.65 in the 1996 Three
Months from $71.13 in the 1995 Three Months, an increase of $3.52 or 5.0%. Occupancy of Mature Hotels decreased to 69.5% in the 1996
Three Months from 72.8% in the 1995 Three Months, a decrease of 3.3 percentage points. The lower occupancy was primarily due to the increased number of limited service rooms opening in the immediate market of some Partnership hotels and the non-recurrence of certain large group reservations in the second quarter compared to the prior year second quarter.

Food and beverage revenues increased to $19.4 million in the 1996
Three Months from $16.6 million in the 1995 Three Months, an increase of $2.8 million or 16.7%. The increase in revenues was attributable to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues increased to $4.8 million in the 1996 Three Months from $3.6 million in the 1995 Three Months, an increase of $1.2 million or 31.2%.

Rooms operating expenses increased to $10.8 million in the 1996 Three Months from $9.5 million in the 1995 Three Months, an increase of $1.3 million or 13.7%. This expense represented 24.5% of rooms revenues in the 1996 Three Month period and 25.1% in the 1995 Three Month period.


Food and beverage operating expenses increased to $14.4 million in the 1996 Three Months from $13.1 million in the 1995 Three Months, an increase of $1.3 million or 10.2%.

Other operating expenses increased to $0.7 million in the 1996 Three Months from $0.6 million in the 1995 Three Months, an increase of $0.1 million or 23.8%.

General, administrative and sales expenses increased to $18.4 million in the 1996 Three Months from $15.4 million in the 1995 Three Months, an increase of $3.0 million or 19.4%. The increased expenses were a result of expenses incurred during the 1996 Three Months associated with the opening of 16% more rooms during the last half of 1995.

Repairs and maintenance expenses increased to $3.0 million in the 1996 Three Months from $2.5 million in the 1995 Three Months, an increase of $0.5 million or 20.0%. The increase was a result of the Company's increased number of hotels open.

Depreciation and amortization expenses increased to $6.0 million in the 1996 Three Months from $3.7 million in the 1995 Three Months, an increase of $2.3 million or 64.1%. These expenses represented 8.8% of total revenues in the 1996 Three Months and 6.3% of total revenues in the 1995 Three Months.


Income from Operations increased to $14.8 million in the 1996 Three Months from $13.4 million in the 1995 Three Months, an increase of $1.4 million or 10.4%. The increase was due primarily to the higher amount of total revenue offset in part by higher depreciation from new hotels open during the 1996 quarter.

Interest income decreased to $0.5 million in the 1996 Three Months from $1.2 million in the 1995 Three Months, a decrease of $0.7 million or 57.1%. The decrease was attributable to lower balances in cash and equivalents and in marketable securities because of amounts spent for new construction.

Interest expense and amortization of deferred financing fees increased to $9.5 million in the 1996 Three Months from $7.6 million in the 1995 Three Months, an increase of $1.9 million or 24.8%. As a percentage of total revenues, this expense increased to 13.9% in the 1996 Three Months from 13.0% in the 1995 Three Months.

Income before minority interest and provision for income taxes decreased to $5.9 million in the 1996 Three Months from $7.1 million in the 1995 Three Months, a decrease of $1.2 million or 16.6%. As a percentage of total revenues, it decreased to 8.6% in the 1996 Three Months from 12.1% in the 1995 Three Months. The decrease was due primarily to an increase in depreciation and interest expense associated with the opening of six hotels in 1995 that have not reached normal occupancy levels.



Total revenues increased to $133.0 million in the 1996 Six Months from $112.9 million in the 1995 Six Months, an increase of $20.1 million or 17.7%. Of the total revenues reported in the 1996 Six Months, 63.4% were revenues from rooms, 29.5% were revenues from food and beverage, and 7.1% were revenues from meeting room rental and other, compared with 64.3%, 29.2%, and 6.5% respectively during the 1995 Three Months.

Rooms revenues increased to $84.4 million in the 1996 Six Months from $72.7 million in the 1995 Six Months, an increase of $11.7 million or 16.1% as a result of increases in average room rates and total number of available rooms. Average room rates of Mature Hotels increased to $74.45 in the 1996 Six Months from $70.99 in the 1995
Six Months, an increase of $3.46 or 4.9%. Occupancy of Mature Hotels decreased to 67.3% in the 1996 Six Months from 69.8% in the 1995 Six Months, a decrease of 2.5 percentage points. The lower occupancy was primarily due to bad weather at some hotels during the first quarter and the increased number of limited service hotels opening in the immediate market area of some partnership hotels.

Food and beverage revenues increased to $39.2 million in the 1996 Six Months from $33.0 million in the 1995 Six Months, an increase of $6.2 million or 18.9%. The increase in revenues was attributable to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues increased to $9.4 million in the 1996 Six Months from $7.3 million in the 1995 Six Months, an increase of $2.1 million or 28.3%.

Rooms operating expenses increased to $21.1 million in the 1996 Six Months from $18.3 million in the 1995 Six Months, an increase of $2.8 million or 15.4%. This expense represented 25.0% of rooms revenues in the 1996 Six Month period and 25.2% in the 1995 Six Month period.

Food and beverage operating expenses increased to $28.8 million in the 1996 Six Months from $25.5 million in the 1995 Six Months, an increase of $3.3 million or 12.9%.

Other operating expenses increased to $1.5 million in the 1996 Six Months from $1.2 million in the 1995 Six Months, an increase of $0.3 million or 25.5%.

General, administrative and sales expenses increased to $37.8 million in the 1996 Six Months from $30.8 million in the 1995 Six Months, an increase of $7.0 million or 22.7%. The increased expenses were a result of expenses incurred during the 1996 Six Months associated with the opening of 16% more rooms during the last half of 1995.

Repairs and maintenance expenses increased to $5.6 million in the 1996 Six Months from $4.8 million in the 1995 Six Months, an increase of $0.8 million or 17.7%. The increase was a result of the Company's increased number of hotels open.

Depreciation and amortization expenses increased to $11.9 million in the 1996 Six Months from $7.1 million in the 1995 Six Months, an increase of $4.8 million or 68.4%. These expenses represented 9.0% of total revenues in the 1996 first half and 6.3% of total revenues in the first half of 1995.


Income from Operations increased to $26.3 million in the 1996 Six Months from $25.3 million in the 1995 Six Months, an increase of $1.0 million or 3.7%. The increase was due primarily to the higher amount of total revenue offset in part by higher depreciation from new hotels open during the 1996 half.

Interest income decreased to $1.2 million in the 1996 Six Months from $2.6 million in the 1995 Six Months, a decrease of $1.4 million or 53.1%. The decrease was attributable to lower balances in cash and equivalents and in marketable securities as a result of amounts spent for new construction.

Interest expense and amortization of deferred financing fees increased to $19.4 million in the 1996 Six Months from $15.4 million in the 1995 Six Months, an increase of $4.0 million or 25.8%. As a percentage of total revenues, this expense increased to 14.6% in the 1996 Six
Months from 13.7% in the 1995 Six Months.

Income before minority interest and provision for income taxes decreased to $8.1 million in the 1996 Six Months from $12.5 million in the 1995 Six Months, a decrease of $4.4 million or 35.5%. As a percentage of total revenues, it decreased to 6.1% in the 1996 Six Months from 11.1% in the 1995 Six Months. The decrease was due primarily to an increase in depreciation and interest expense associated with the opening of six hotels in 1995 that have not reached normal occupancy levels.




Liquidity and Capital Resources

In general, the Company has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt
and equity  and the issuance of industrial revenue bonds.    The
Company in the future may obtain mortgage financing secured by unencumbered hotels and construction in progress to provide additional liquidity, if necessary. The Company's principal uses of cash are to pay operating expenses, to service debt, to fund capital expenditures, to fund new hotel development and to make partnership distributions.

At June 28, 1996 the Company had $38.0 million of cash and equivalents and also had $21.0 million of marketable securities, which represented investment of a portion of the proceeds of the Note
Offerings and Common Stock Offering. Such investment is expected to be used for development of new hotels and other working capital requirements of the Company.

Net cash provided from operating activities was $26.6 million for the first six months of 1996 compared to $ 19.4 million at the end of the first six months of 1995, an increase of $ 7.2 million. A majority of the increase was due to fewer receivables due from construction reimbursements and increases in construction payables at June 28, 1996.

The Company incurred net capital expenditures of $50.7 million during the first six months of 1996 and $ 56.8 million during the first six
months of 1995.   Capital expenditures  include expenditures for
development of new hotels and capital improvements on existing hotel properties. During the remainder of 1996 the Company expects capital expenditures to total approximately $95 million, representing $10 million for capital improvements on existing hotels and $85 million for continued new hotel development.

The Company currently has seven hotels under construction.   The
Company estimates that building and pre-opening costs of the seven hotels will require aggregate funding of approximately $167 million from the Company (net of $50 million included in construction in progress at June 28, 1996).

In addition to the capital expenditures for the hotels under construction, the Company is at various stages in other new hotel development.
Capital requirements for the new hotels under development are expected to be provided by (i) mortgage financing secured by the Owned Hotels which are unencumbered: (ii) mortgage financing secured by the Scheduled Hotels as described above; and (iii) contributions from third parties.

On July 15, 1996 the Company received a commitment for a $33.0
million secured line of credit.   Borrowings under the secured line of
credit will mature three years from the date of closing and require quarterly principal payments commencing September 30, 1997 of $0.3 million. Borrowings bear interest at LIBOR plus an applicable margin as defined in the credit agreement. The partnership pays a commitment fee of 0.375% per annum on the daily unused portion of the credit facility.

In addition to the secured line of credit the Company has received various loan commitments for the projects planned and under construction in the amount of $134 million.

The Company expects to develop new hotels through limited partnerships in which the Company will be the general partner and an affiliate of the general partner will be the limited partner. As permitted by the Indentures relating to the 1994 Notes and the 1995 Notes (the
"1994 and 1995 Note Indentures"), each of these entities will be an "Unrestricted Subsidiary" for purposes thereof, and accordingly, the ability of the Company to fund these entities is subject to certain limitations contained in the 1994 and 1995 Note Indentures. All of the indebtedness of these entities will be non-recourse to the Company.
The Company believes that funding permitted under the 1994 and 1995
Note Indentures will be sufficient to meet its development plans.

Based upon current plans relating to the timing of new hotel development, the Company anticipates that its capital resources will be adequate to satisfy its 1996 capital requirements for the currently planned projects and normal recurring capital improvement projects.

The Company accrued distributions of approximately $ 1.7 million during the first six months of 1996 to its partners. Distributions by the Company to its partners must be made in accordance with provisions of the 1994 and 1995 Note Indentures.




Part II.  OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

     A lawsuit has been filed in the U.S. District Court of Arizona, CV 96-356 TUC JMR, against John Q. Hammons Hotels Two, L.P., a Delaware limited partnership, and John Q. and Juanita K. Hammons, husband and wife. The Second Amended Complaint was filed on August 5, 1996, by the Marshall Foundation, a not-for-profit Arizona corporation. The lawsuit arises out of a Ground Lease by the Marshall Foundation to John Q. Hammons Hotels Two, L.P., the performance of which is guaranteed by John Q. and Juanita
     K. Hammons. The Ground Lease requires Hammons to construct a hotel on the subject land and maintain and operate the hotel for a 99-year term.

     The lawsuit alleges that the Hammons entities are guilty of bad faith and misrepresentation, as well as fraud, and that the Marshall Foundation is entitled to specific performance, declaratory relief on certain issues and damages. The claim arises out of a dispute over the course of construction of the hotel, with the Marshall Foundation claiming that it has the right to approve all modifications to the original plans developed for the hotel and the Hammons entities contending that they have the right to build the hotel in a manner that is consistent with the original plans and drawings but subject only to the Ground Lease requirement that the hotel be first-class in quality and have a value of more than $16,000,000.

     Hammons has filed a counterclaim seeking declaratory relief with regard to whether it is complying with the terms of the Ground Lease between the parties and seeking monetary damages from the Marshall Foundation for the Foundation's wrongful interference with the rights of Hammons under the terms of the Ground Lease.




Item 6. Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.








SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               John Q. Hammons Hotels, Inc.


                                              By:   /s/   John Q. Hammons
                                                John Q. Hammons
                                                Chairman, Founder,
                                                and Chief Executive Officer

                                              By:  /s/ Mel J. Volmert
                                                 Mel J. Volmert
                                                 Executive Vice President
                                                 and Chief Financial Officer

 Dated: August 12, 1996