Form 10-Q
period 1996-09-27
HAMMONS JOHN Q HOTELS INC
filed 1996-11-08
CIK 930796

FORM 10-Q

 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549

 (Mark One)

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 27, 1996

                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________________ to
_________________________________

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


 Yes __X__     No ______









                   JOHN Q. HAMMONS HOTELS, INC.

                            INDEX



 PART I.   FINANCIAL INFORMATION

                                                                         PAGE
 Item 1.  Financial Statements

     Consolidated Balance Sheets at September 27, 1996 (unaudited)
     and December 29, 1995  (audited)  ................................     3

     Consolidated Statements of Income for the three  and
      nine months ended September 27, 1996 (unaudited)
      and  September 29, 1995 (unaudited...............................     5

     Consolidated Statements of Changes in Minority Interest
     and Stockholders Equity for the period December 29, 1995
     to September 27, 1996 (unaudited).................................     6

     Consolidated Statements of Cash Flows for the nine
     months ended  September 27, 1996 (unaudited) and
     September 29, 1995  (unaudited).....................................   7

     Notes to Consolidated Financial Statements ...... ...................  8

 Item 2.  Management's Discussion and Analysis of Financial
    Condition and  Results of Operations..................................  9

 PART II.    OTHER INFORMATION AND SIGNATURES

 Item 1.  Legal Proceedings............................................    15

 Item 6.  Reports on Form 8-K........................................      15

                 Signatures .........................................      16

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    JOHN Q. HAMMONS HOTELS, INC.
                         AND COMPANIES
                    CONSOLIDATED BALANCE SHEETS
                         (000's omitted)

                                   ASSETS
                                       September 27, 1996   December 29,1995
                                         (Unaudited)           (Audited)
CASH AND EQUIVALENTS                       $28,043             $41,777
MARKETABLE SECURITIES                       11,638              26,574
RECEIVABLES
   Trade, less allowance for doubtful
    accounts of $157                         6,743               4,852
    Construction reimbursements and
     management fees                           182               2,762

INVENTORIES                                    983               1,110
PREPAID EXPENSES AND OTHER                     254               1,124
Total current assets                        47,843              78,199

PROPERTY AND EQUIPMENT, at cost
    Land and improvements                   28,888              27,974
    Buildings and improvements             410,979             399,746
    Furniture, fixtures and equipment      147,490             149,535
    Construction in progress                95,430              27,395
                                           682,787             604,650
Less-accumulated depreciation and
     and amortization                     (171,344)           (169,811)
                                           511,443             434,839
  DEFERRED FINANCING COSTS,
     FRANCHISE FEES AND
     OTHER, net                             27,636              29,333
                                          $586,922            $542,371

See Notes to Consolidated Financial Statements


                             JOHN Q. HAMMONS HOTELS, INC.
                                     AND COMPANIES
                              CONSOLIDATED BALANCE SHEETS
                                    (000's omitted)

                               LIABILITIES AND EQUITY

                                      September 27, 1996     December 29,1995
                 LIABILITIES:           (Unaudited)             (Audited)

Current portion of long-term debt          $11,876               $7,981
Accounts payable                            11,741                8,382
Accrued expenses
    Payroll and related benefits             4,633                3,800
    Sales and property taxes                 7,736                7,012
    Insurance                                9,304                8,446
    Interest                                 7,651               12,171
    Utilities, franchise fees, and other     5,883                4,849
            Total current liabilities       58,824               52,641
Long-term debt                             477,283              450,113
Other obligations and deferred revenue       5,117                5,579
Deferred income taxes                            1                    1

Total liabilities                          541,225              508,334

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED
PARTNER UNITS                               30,741               23,082

STOCKHOLDERS EQUITY
Preferred stock, $.01 par value, 2,000,000 shares
   authorized,  none outstanding             --                     --

 Class A common stock, $.01 par value, 40,000,000 shares
   authorized, 6,042,000 shares issued and
   outstanding                                  60                   60

  Class B common stock, $.01 par value, 1,000,000 shares
    authorized, 294,100 shares issued and
    outstanding                                  3                    3
 Paid-in capital                            96,373               96,373

Retained deficit, net                      (81,480)             (85,481)
Total equity                                14,956               10,955
                                          $586,922             $542,371

                    See Notes to Consolidated Financial Statements


                              JOHN Q. HAMMONS HOTELS, INC.
                                    AND COMPANIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                    (000's omitted)

                           Three Months Ended          Nine Months Ended
                   Sept. 27, 1996 Sept. 29, 1995 Sept. 27, 1996 Sept. 29, 1995
                     (Unaudited)   (Unaudited)    (Unaudited)     (Unaudited)

REVENUES:
 Rooms                    $45,563        $40,116       $129,920       $112,771
 Food and beverage         17,308         16,251         56,504         49,204
 Meeting room rental
     and other              4,458          3,869         13,868         11,203
Total revenues             67,329         60,236        200,292        173,178
OPERATING EXPENSES:
  Direct operating costs and expenses-
    Rooms                  10,953         10,163         32,073         28,465
    Food and beverage      13,107         13,103         41,858         38,562
    Other                     704            644          2,154          1,799
   General, administrative and
          sales expense    18,463         16,533         56,255         47.340
  Repairs and maintenance   2,890          2,555          8,526          7,342
  Depreciation and
      amortization          6,310          4,565         18,256         11,659
  Total operating expenses 52,427         47,563        159,122        135,167

INCOME FROM
 OPERATIONS                14,902         12,673         41,170         38,011

OTHER INCOME (EXPENSE)
  Interest income             570            840          1,790          3,442
  Interest expense and
    amortization of deferred
    financing fees         (9,109)        (7,124)       (28,538)       (22,572)

INCOME BEFORE MINORITY INTEREST
 AND PROVISION FOR
 INCOME TAXES               6,363          6,389         14,422         18,881

 Minority interest in earnings
      of partnership       (4,562)        (4,580)       (10,339)       (13,536)


INCOME BEFORE PROVISION FOR
INCOME TAXES                1,801          1,809          4,083          5,345
  Provision for income taxes  (37)           (37)           (82)          (107)

NET INCOME                 $1,764         $1,772         $4,001         $5,238

UNAUDITED EARNINGS PER SHARE
Per share net income allocable
 to the Company              $0.28         $0.28          $0.63          $0.83

                    See Notes to Consolidated Financial Statements




                    JOHN Q. HAMMONS HOTELS, INC.
                         AND COMPANIES
         CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                    AND STOCKHOLDERS EQUITY
                         (000's omitted)

                                 STOCKHOLDERS EQUITY
                Minority    Class A      Class B  Paid-In   Company
                Interest    Common       Common   Capital   Retained     Total
                             Stock       Stock              Deficit

BALANCE, December 29, 1995
 (audited)       $23,082          $60        $3   $96,373  ($85,481)   $10,955


Distribution for
  income taxes    (2,680)          --         --     --       --        --

Net income allocable to
     the Company     --            --         --     --       4,001      4,001



Minority interest in earnings
   of partnership 10,339           --         --     --        --         --

BALANCE, September 27, 1996
(unaudited)      $30,741          $60        $3   $96,373  ($81,480)   $14,956

                         See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                              AND COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                (000's omitted)

                                                 Nine Months Ended
                                      September 27, 1996    September 29,1995
CASH FLOWS FROM OPERATING ACTIVITIES:     (Unaudited)           (Audited)

Net income                                     $4,001               $5,238

Adjustments to reconcile net income to cash provided by
 operating activities-
    Depreciation, amortization, and
        loan cost amortization                 19,596               12,169
    Minority interest in earnings of
        the partnership                        10,339               13,536
Changes in certain assets and liabilities
  Receivables                                     689               (1,040)
  Inventories                                     127                  (29)
  Prepaid expenses and other                      870                  909
  Accounts payable                              3,359               (2,592)
Accrued expenses                               (1,071)              (3,302)
Other obligations and deferred revenue           (462)               1,652
 Net cash provided by operating activities     37,448               26,541

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment, net    (92,742)             (92,733)
  Buy-out of minority interest                   --                 (1,200)
  Franchise fees and other                     (1,761)               2,220
  Sale of marketable securities                14,936               64,608
     Net cash used in investing activities    (79,567)             (27,105)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                     32,133               10,690
  Payments of notes payable to affiliates        --                   (547)
  Repayments of debt                           (1,068)              (3,037)
  Distributions                                (2,680)              (4,697)
 Net cash provided by financing activities     28,385                2,409

Increase (decrease) in cash and equivalents   (13,734)               1,845

CASH AND EQUIVALENTS, beginning of period      41,777                9,712
CASH AND EQUIVALENTS, end of period           $28,043              $11,557


SUPPLEMENTAL  DISCLOSURE  OF  CASH FLOW INFORMATION

CASH PAID FOR INTEREST,
 net of amounts capitalized                   $31,671              $28,365

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


The Company considers all operating cash accounts and money
market investments with an original maturity of three months or
less to be cash equivalents.    Marketable securities  consist of
available-for-sale commercial paper and government agency obligations which mature or will be available for use in operations in 1996. These securities are valued at current market value, which approximates cost.

The provision for income taxes was determined using an effective income tax rate of 2%. The lower effective tax rate is due to special allocations of tax depreciation to the Company in excess of its proportionate share of the depreciation related to the book value of the Partnership's net assets.




Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
General
The following discussion and analysis addresses results of operations for the three and nine months ended September 27, 1996 and September 29, 1995.

Total revenues increased to $67.3 million in the 1996 Three Months from $60.2 million in the 1995 Three Months, an increase of $7.1 million or 11.8%. Of the total revenues reported in the 1996 Three Months, 67.7% were revenues from rooms, 25.7% were revenues from food and beverage, and 6.6% were revenues from meeting room rental and other, compared with 66.6%, 27.0%, and 6.4%, respectively, during the 1995 Three Months.

Rooms revenues increased to $45.6 million in the 1996 Three Months from $40.1 million in the 1995 Three Months, an increase of $5.5 million or 13.6% due to increases in the total number of available rooms. Average room rates of Mature Hotels (open more than one year) increased to $74.83 in the 1996 Three Months from $72.11 in the 1995 Three Months, an increase of $2.72 or 3.8%. Occupancy of Mature Hotels decreased to 70.3% in the 1996
Three Months from 73.8% in the 1995 Three Months, a decrease of 3.5 percentage points. The lower occupancy was primarily due to the increased number of limited service rooms opening in the immediate market of some of the Company's owned hotels.

Food and beverage revenues increased to $17.3 million in the 1996 Three Months from $16.3 million in the 1995 Three Months, an increase of $1.0 million or 6.5%. The increase in revenues was attributable to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues increased to $4.5 million in the 1996 Three Months from $3.9 million in the 1995 Three Months, an increase of $0.6 million or 15.2%. The increase was attributable to increased group business requiring meeting space as well as increased pricing.

Rooms operating expenses increased to $11.0 million in the 1996 Three Months from $10.2 million in the 1995 Three Months, an increase of $0.8 million or 7.8%. This expense represented 24.0% of rooms revenues in the 1996 Three Month period and 25.3% in the 1995 Three Month period.


Food and beverage operating expenses were $13.1 million in the 1996 and 1995 Three Months. As a percentage of food revenue these expenses decreased to 75.7% in the 1996 Three Months from 80.6% in the 1995 Three Months.

Other operating expenses increased to $0.7 million in the 1996
Three Months from $0.6 million in the 1995 Three Months, an increase of $0.1 million or 9.3%.

General, administrative and sales expenses increased to $18.5 million in the 1996 Three Months from $16.5 million in the 1995 Three Months, an increase of $2.0 million or 11.7%. The increased expenses were a result of expenses incurred on the six hotels opened during the second half of 1995.

Repairs and maintenance expenses increased to $2.9 million in the 1996 Three Months from $2.6 million in the 1995 Three Months, an increase of $0.3 million or 13.1%. The increase was a result of the Company's increased number of hotels open.


Depreciation and amortization expenses increased to $6.3 million in the 1996 Three Months from $4.6 million in the 1995 Three Months, an increase of $1.7 million or 38.2%. These expenses represented 9.4% of total revenues in the 1996 Three Months and 7.6% of total revenues in the 1995 Three Months. The increase was primarily due to the opening of six new hotels in the second half of 1995.


Income from Operations increased to $14.9 million in the 1996 Three Months from $12.7 million in the 1995 Three Months, an increase of $2.2 million or 17.6%. The increase was due primarily to the higher amount of total revenue offset in part by higher depreciation from new hotels open during the 1996 quarter.

Interest income decreased to $0.6 million in the 1996 Three Months from $0.8 million in the 1995 Three Months, a decrease of $0.2 million or 32.1%. The decrease was attributable to lower balances in cash and equivalents and in marketable securities because of amounts utilized for new construction.

Interest expense and amortization of deferred financing fees increased to $9.1 million in the 1996 Three Months from $7.1 million in the 1995 Three Months, an increase of $2.0 million or 27.9%. As a percentage of total revenues, this expense increased to 13.5% in the 1996 Three Months from 11.8% in the 1995 Three Months.

Income before minority interest and provision for income taxes was $6.4 million in the 1996 and 1995 Three Months. As a percentage of total revenues, it decreased to 9.5% in the 1996 Three Months from 10.6% in the 1995 Three Months. The decrease was due primarily to an increase in depreciation and interest expense associated with the opening of six hotels in 1995 that have not reached normal occupancy levels.




NINE MONTHS

Total revenues increased to $200.3 million in the 1996 Nine Months from $173.2 million in the 1995 Nine Months, an increase of $27.1 million or 15.7%. Of the total revenues reported in the 1996 Nine Months, 64.9% were revenues from rooms, 28.2% were revenues from food and beverage, and 6.9% were revenues from meeting room rental and other, compared with 65.1%, 28.4%, and 6.5%, respectively, during the 1995 Nine Months.

Rooms revenues increased to $129.9 million in the 1996 Nine
Months from $112.8 million in the 1995 Nine Months, an increase of $17.1 million or 15.2% as a result of increases in average room rates and total number of available rooms. Average room rates of Mature Hotels increased to $74.58 in the 1996 Nine Months from $71.38 in the 1995 Nine Months, an increase of $3.20 or 4.5%. Occupancy of Mature Hotels decreased to 68.3% in the 1996 Nine Months from 71.1% in the 1995 Nine Months, a decrease of 2.8 percentage points. The lower occupancy was primarily due to the increased number of limited service hotels open in the immediate market area of some of the Company's owned hotels.

Food and beverage revenues increased to $56.5 million in the 1996 Nine Months from $49.2 million in the 1995 Nine Months, an increase of $7.3 million or 14.8%. The increase in revenues was attributable to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues increased to $13.9 million in the 1996 Nine Months from $11.2 million in the 1995 Nine Months, an increase of $2.7 million or 23.8%. The increase was attributable to increased group business requiring meeting space as well as increased pricing.

Rooms operating expenses increased to $32.1 million in the 1996 Nine Months from $28.5 million in the 1995 Nine Months, an increase of $3.6 million or 12.7%. This expense represented 24.7% of rooms revenues in the 1996 Nine Month period and 25.2% in the 1995 Nine Month period.

Food and beverage operating expenses increased to $41.9 million in the 1996 Nine Months from $38.6 million in the 1995 Nine
Months, an increase of $3.3 million or 8.5%.

Other operating expenses increased to $2.2 million in the 1996
Nine Months from $1.8 million in the 1995 Nine Months, an increase of $0.4 million or 19.7%.

General, administrative and sales expenses increased to $56.3 million in the 1996 Nine Months from $47.3 million in the 1995 Nine Months, an increase of $9.0 million or 18.8%. The increased expenses were a result of expenses incurred on the six hotels opened during the second half of 1995.

Repairs and maintenance expenses increased to $8.5 million in the 1996 Nine Months from $7.3 million in the 1995 Nine Months, an increase of $1.2 million or 16.1%. The increase was a result of the Company's increased number of hotels open.

Depreciation and amortization expenses increased to $18.3 million in the 1996 Nine Months from $11.7 million in the 1995 Nine Months, an increase of $6.6 million or 56.6%. These expenses represented 9.1% of total revenues in the 1996 Nine Months and 6.7% of total revenues in the first Nine Months of 1995. The increase was primarily due to the opening of six new hotels in the second half of 1995.


Income from Operations increased to $41.2 million in the 1996
Nine Months from $38.0 million in the 1995 Nine Months, an increase of $3.2 million or 8.3%. The increase was due primarily to the higher amount of total revenue offset in part by higher depreciation from new hotels open during the first Nine Months of 1996.

Interest income decreased to $1.8 million in the 1996 Nine Months from $3.4 million in the 1995 Nine Months, a decrease of $1.6 million or 48.0%. The decrease was attributable to lower balances in cash and equivalents and in marketable securities as a result of amounts spent for new construction.

Interest expense and amortization of deferred financing fees increased to $28.5 million in the 1996 Nine Months from $22.6 million in the 1995 Nine Months, an increase of $5.9 million or 26.4%. As a percentage of total revenues, this expense increased to 14.2% in the 1996 Nine Months from 13.0% in the 1995 Nine Months.

Income before minority interest and provision for income taxes decreased to $14.4 million in the 1996 Nine Months from $18.9 million in the 1995 Nine Months, a decrease of $4.5 million or 23.6%. As a percentage of total revenues, it decreased to 7.2% in the 1996 Nine Months from 10.9% in the 1995 Nine Months. The decrease was due primarily to an increase in depreciation and interest expense associated with the opening of six hotels in 1995 that have not reached normal occupancy levels.



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

At September 27, 1996, the Company had $28.0 million of cash and equivalents and also had $11.6 million of marketable securities, which represented investment of a portion of the proceeds of the Note Offerings and Common Stock Offering. Such investment is expected to be used for development of new hotels and other working capital requirements of the Company.

Net cash provided by operating activities was $37.4 million for the first Nine Months of 1996 compared to $ 26.5 million at the end of the first Nine Months of 1995, an increase of $ 10.9 million. A majority of the increase was due to among others, increases in depreciation and amortization, fewer receivables due from construction reimbursements and increases in construction payables at September 27, 1996.

The Company incurred net capital expenditures of $92.7 million during the first Nine Months of 1996 and 1995. Capital expenditures include expenditures for development of new hotels and capital improvements on existing hotel properties. During the remainder of 1996 the Company expects capital expenditures to total approximately $56 million, representing $ 6 million for capital improvements on existing hotels and $50 million for continued new hotel development.

The Company currently has eight  hotels under construction.   The
Company estimates that building and pre-opening costs of the eight hotels will require aggregate funding of approximately $196 million from the Company (net of $84 million included in construction in progress at September 27, 1996).

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

On July 15, 1996, the Company received a commitment for a
secured line of credit.   Borrowings under the secured line of credit
will mature three years from the date of closing and require quarterly principal payments commencing September 30, 1997.
Borrowings bear interest at LIBOR plus an applicable margin as defined in the credit agreement. The Company pays a commitment fee of 0.375% per annum on the daily unused portion of the credit facility.

Including the secured line of credit the Company has received loan commitments for the projects planned and under construction in excess of $170 million.

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

The Company accrued distributions of approximately $ 2.7 million during the first nine months of 1996 to its partners. Distributions by the Company to its partners must be made in accordance with provisions of the 1994 and 1995 Note Indentures.



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

Hammons has filed a counterclaim seeking declaratory relief with regard to whether it is complying with the terms of the Ground Lease between the parties and seeking monetary damages from the Marshall Foundation for the Foundation's wrongful interference with the rights of Hammons under the terms of the Ground Lease.
A partial settlement has been reached which postpones any further litigation until the hotel is complete.

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

 Dated: November 8, 1996