Form 10-K
period 1997-01-03
HAMMONS JOHN Q HOTELS INC
filed 1997-04-03
CIK 930796

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended JANUARY 3, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ____________________

                         Commission File Number 1-13486

                          JOHN Q. HAMMONS HOTELS, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                        43-1695093
  (State of organization)                   (I.R.S. employer identification no.)

     300 John Q. Hammons Parkway                         65806
            Suite 900                                  (Zip Code)
      Springfield, Missouri
(Address of principal executive offices)

Registrant's telephone number, including area code:  (417) 864-4300

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered
     -------------------        -----------------------------------------

     Class A Common Stock       New York Stock Exchange
     $.01 par value per share


Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   YES    X        NO
                                         -------        -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 5,921,644 shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $53,294,796 based on the closing price on the New York Stock Exchange for such stock on March 21, 1997.

     Number of shares of the Registrant's Class A Common Stock outstanding as of March 21, 1997: 6,042,000

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the annual report to shareholders for the year ended January 3, 1997 are incorporated by reference into Part II. Portions of the proxy statement for the annual shareholders meeting to be held in May 1997 are incorporated by reference into Part III.

                                     PART I

ITEM I.  BUSINESS.

          As used herein, the term "Company" means (i) John Q. Hammons Hotels, Inc., a Delaware corporation, (ii) Hammons, Inc., a Missouri corporation, as predecessor general partner, (iii) John Q. Hammons Hotels, L.P., a Delaware limited partnership, and (iv) corporate and partnership subsidiaries of John Q. Hammons Hotels, L.P., collectively, or, as the context may require, John Q. Hammons Hotels, Inc. only. As used herein, the term "Partnership" means John Q. Hammons Hotels, L.P., a Delaware limited partnership, and its corporate and partnership subsidiaries, collectively, or, as the context may require, John Q. Hammons Hotels, L.P. only. Unless otherwise stated, references to the Company's business and properties refer to the business and properties of the Partnership.

OVERVIEW

          The Company is a leading independent owner, manager and developer of affordable upscale hotels in capital city, secondary and airport markets. The Company owns and manages 39 hotels located in 18 states, containing 9,666 guest rooms or suites (the "Owned Hotels"), and manages four additional hotels located in two states, containing 952 guest rooms (the "Managed Hotels"). The Company also owns eight upscale hotels under construction, which are scheduled to open during 1997 and 1998 (the "Scheduled Hotels"). The Company's existing 43 Owned Hotels and Managed Hotels (together, the "JQH Hotels") operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the Company's hotels are near a state capitol, university, airport or corporate headquarters, plant or other major facility and generally serve markets with populations of up to 300,000 people (or larger populations in the case of airport markets).

          The Company's strategy is to increase cash flow and enhance shareholder value primarily through (i) developing new hotels in growth market areas in which the Company believes it can establish a leading and sustainable market position and (ii) capitalizing on positive industry fundamentals by owning and operating its hotel portfolio. In implementing its development strategy, the Company works closely with local and state officials to develop hotels which meet business and social needs of the community and satisfy long-term demand for hotel rooms. The Company often benefits from development incentives provided by local governments and other organizations interested in ensuring the development of a quality hotel in their community. In addition, the Company engages in extensive analysis of target markets, customized design and selected pre-selling efforts. The Company's entire management team, including regional vice presidents, hotel managers, salespeople, design specialists and architects, is involved in the development of a hotel. The Company is evaluating development of a number of hotels in addition to the Scheduled Hotels already under construction.

          The JQH Hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, large groups or conventions, as well as leisure travelers. Each of the JQH Hotels is individually designed by the Company's in-house design staff, and most contain an expansive multi-storied atrium, large indoor water falls, lush plantings and comfortable lounge areas. The Company believes that these design features enhance customer comfort and safety and increase the value perceived by the guest. In addition, the JQH Hotels typically include extensive meeting facilities that can be readily adapted to accommodate both larger and smaller meetings, conventions and trade shows. The 28 Holiday Inn JQH Hotels are affordably priced hotels designed to attract the business and leisure traveler desiring quality accommodations, including convention facilities, in-house restaurants, cocktail lounges and room service, and contain an average of 265 rooms. The seven Embassy Suites JQH Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services and contain an average of 234 suites. The JQH Hotels also include three non-franchise hotels, one Radisson Plaza, one Hampton Inn & Suites, one Marriott, one Homewood Suites and one Days Inn. The non-franchise hotels have the word "Plaza" in their name and average 232 rooms. The Company has enjoyed strong performance from both the Holiday Inn and Embassy Suites brands and from its non-franchise hotels. The Company's franchise agreements with Holiday Inn and Embassy Suites do not preclude the Company from developing hotels under alternative brand names. The Company determines which brand of hotel to develop depending upon the demographics of the market to be served.

          Management of the JQH Hotels is coordinated from the Company's headquarters in Springfield, Missouri by a central management team. Five regional vice presidents are responsible for supervising a group of general managers of JQH Hotels in day-to-day operations. Centralized management services and functions include development, design, marketing, purchasing and financial controls. Through these centralized services, significant cost savings are realized due to economies of scale. The Company markets the JQH Hotels through its own internal sales force of approximately 250 employees. This sales force reacts promptly to local changes and market trends in order to customize programs to meet each hotel's competitive needs. The Company maintains national and local marketing programs through advertising created by its in-house marketing department. See"Operations."

          The Company's development strategy is to build hotels in underserved secondary and airport markets in which the Company believes it can establish a leading market position. The Company attempts to reduce the risks inherent in development through extensive analysis of target markets, customized design and selected pre-selling efforts. The Company's entire management team, including regional vice presidents, hotel managers, salespeople, design specialists and architects, is involved in the development of a hotel. In addition, the Company works closely with local and state officials to develop hotels which meet business and social needs of the community and satisfy long-term demand for hotel rooms. The Company often benefits from development incentives provided by local government and other organizations interested in ensuring the development of a quality hotel in their community.

          The Company conducts all of its business operations through the Partnership and its subsidiaries. Mr. Hammons beneficially owns all 294,100 shares of Class B Common Stock of the Company, representing 70.88% of the combined voting power of both classes of the Company's Common Stock. The Company is the sole general partner of the Partnership through its ownership of all 6,336,100 general partner units (the "GP Units"), representing 28.31% of the total equity in the Partnership. Mr. Hammons beneficially owns all 16,043,900 limited partnership units of the Partnership (the "LP Units"), representing 71.69% of the total equity in the Partnership. The Class A Common Stock of the Company represents 27.00% of the total equity of the Partnership, and the Class B Common Stock and LP Units beneficially owned by Mr. Hammons represent 73.00% of the total equity in the Partnership. Mr. Hammons also is the beneficial owner of 110,100 shares of Class A Common Stock.

          The Company's executive offices are located at 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806 and its telephone number is
(417) 864-4300. The Company is a Delaware corporation that was formed on September 29, 1994.

LODGING INDUSTRY

          As an owner/operator of hotels, the Company believes that it is well positioned to benefit from the continuing recovery of the hotel industry. According to updated Smith Travel Research reports, strong increases in demand coupled with slower average increases in supply have allowed the industry to realize growing profitability and improvements in key operating statistics including occupancy, room rates and revenue per available room ("RevPAR"). As shown in the following table, from 1995 to 1996, growth in hotel rooms rented has outpaced growth in rooms available by a ratio of more than 1.4 to 1.0 This trend of demand growth outpacing supply growth is allowing the industry to absorb the hotel oversupply brought on by the building activities of the 1980s, when approximately 7,000 hotels with 900,000 rooms were built due to the greater availability of financing and tax incentives then available.

          Because demand for hotel rooms has grown faster than the supply over the past two years, occupancy has improved to 65.7% in 1996 from 64.7% in 1994, while average daily room rates have increased to $71.66 in 1996 from $64.24 in 1994, an increase of 11.6%. These recent increases in occupancy and average daily room rate resulted in 7.7% growth in RevPAR from 1995 to 1996. The Company expects these trends in demand and supply and their corresponding impact on occupancy, room rates and RevPAR to have a positive impact on industry profitability over the next few years. The following table sets forth (i) the average occupancy for 1995 and 1996, (ii) the average daily room rate for 1995 and 1996, and (iii) the percentage change from 1995 to 1996 in room revenue, rooms available, and rooms rented including a breakdown by price and by property location:

LODGING INDUSTRY PROFILE

                                              Average
                                              -------
                             Occupancy        Room Rate            % Change 1995-96
                             ---------        ---------           ------------------
                           1995    1996     1995     1996     Room       Rooms     Rooms
                           -----  -----    ------   -------   ----       ------    -----
                                                             Revenue   Available   Rented
                                                            ---------  ---------   ------

SEGMENT:
U.S. industry.............. 65.1%  65.7%  $ 67.17   $ 71.66  10.0%     2.3%       3.1%

BY PRICE:
 Luxury.................... 72.2%  73.4%  $117.70   $125.96  10.3%     1.4%       3.0%
 Upscale................... 68.4   68.4     81.17     85.54   9.0      3.4        3.4
 Mid-Price................. 66.3   66.3     61.50     65.63  10.2      3.3        3.3
 Economy................... 62.5   62.6     47.87     51.01   9.1      2.3        2.4
 Budget.................... 61.7   61.7     36.27     38.48   6.9       .7        0.7

BY PROPERTY LOCATION:
 Urban..................... 67.9%  69.2%  $ 94.01   $102.15  11.8%     0.9%       2.9%
 Suburban.................. 65.7   65.8     60.80     64.59   9.9      3.2        3.4
 Airport................... 70.8   71.2     66.20     71.01   9.0      1.1        1.6
 Highway................... 62.7   62.0     48.03     50.73   7.5      3.0        1.8
 Resort.................... 68.6   70.1    103.82    107.72   8.4      0.3        2.5

----------------------------------
Source: Smith Travel Research Lodging Outlook


     The Company believes that JQH Hotels are primarily in the Upscale Segment by price and the Suburban Segment by property location in terms of the above
table.   Upscale is defined as a full-service hotel (meaning the hotel has a restaurant and lounge) which has average published rates between the 70th percentile and the 85th percentile in its market. In 1996, upscale hotels had an average room rate of $85.54. For purposes of the above table, suburban is defined as lodging properties located in the suburban area of a metropolitan market or in a city not large enough to be considered urban. Most of the JQH Hotels are located in secondary and tertiary markets, which the Company believes constitute suburban locations.

     Comparing the current performance of the JQH Hotels with segment and industry averages, the Company believes that it is well positioned both within those segments displaying significant growth and within an improving lodging industry.

STRATEGY

     The Company's strategy is to own and operate a geographically diverse portfolio of upscale hotels and to develop, own and operate new hotels in targeted markets that have the demographic and business characteristics which fit the Company's market profile. The Company's management believes that this strategy enhances revenues, cash flow and profitability while simultaneously providing opportunity for expansion. Specifically, the Company's strategy employs the following four tenets:

     Preeminence in Growth Markets. The Company owns, manages and develops hotels almost exclusively in growth market areas. In seeking to be the preeminent quality provider in its selected growth markets, the Company frequently develops upscale hotels in underserved markets that, due to their size and demographics, are not expected to support a competitor hotel of similar caliber. Once the particular market has been selected, the Company's in-house design and architectural team designs a hotel expressly suited to that particular market's business and social needs. The equal emphasis on quality and design efficiency permits the Company to deliver value to the guest in a market where competing hotels do not offer the same level of facilities or quality of service.

     Before entering a market, the Company thoroughly researches the demographics of the market to ensure the presence of strong demand attributes. For example, many of the JQH Hotels are located in state capitols or in cities affiliated with a university or corporate headquarters, plant or other major facility. The high traffic nature of such locations helps provide the Company with a reliable source of customers throughout the year, while the population size reduces the likelihood of a second competitor of similar quality. The Company also enhances a market's demand by coordinating hotel development with local civic leaders on downtown revitalization projects. Often, civic leaders seek the Company's support in providing the community with an increased supply of quality hotel rooms. In the same manner, the Company has formed alliances with other developers on development projects which include a demand generating factor such as a trade or convention center together with the Company's hotel.

     High Quality Product at an Affordable Price. The Company provides high-quality, affordably priced accommodations within its markets. The Company's hotels are often the highest quality hotel in their respective markets. By providing full service in an appealing atmosphere and amenities typically exceeding those offered by local competitors, the Company is able to attract a broad range of guests who desire the look and feel of an upscale hotel, and are willing to pay the associated premium rate for that market. The Company believes that this broad range of customers includes both business and leisure travelers who are looking for affordable accommodations with the atmosphere and amenities of an upscale hotel. To solicit and retain the business of these guests, the Company designs, owns and manages hotels with multi-storied atrium lobbies, well furnished rooms, attractive restaurants and expansive meeting and convention space, emphasizing quality and efficiency in order to maximize the value perceived by the guest.

     Owner/Operator of Hotels. The Company believes that its ownership interest in hotels results in product quality and service at a consistently higher level than that of its competitors, which are often operated by third-party management companies. The Company's ownership and management of its properties permits immediate integration of new services and allows the Company to directly control expansion, affect pricing and execute other marketing decisions on a regional and local basis without the time delay of consulting third-party owners or management companies. The combined ownership/management of the JQH Hotels has the advantage of significant economies of scale which increases the ability to control costs and allocate resources efficiently among the JQH Hotels. The Company intends to continue to be an owner/operator of hotels instead of strictly an operator because of the existing competitive hotel management market.

     Multiple Trade Names. The Company's franchising agreements with Holiday Inn, Embassy Suites, and others provide the Company with the flexibility to develop properties either with well known trade names, the Company's own Plaza name or possibly with other hotel trade names, whichever is best suited for each local market's demand characteristics. As the Company develops hotels, it will consider using those trade names with which it has had success as well as others in order to best meet the demand characteristics of the target market.

DEVELOPMENT

     The Company believes that it is one of the leading developers of full service hotels and its status creates significant opportunities to identify markets in need of a full service hotel. The Company believes that given the current lack of new full service hotels under construction, it can continue to capitalize on attractive development projects over the next few years. The Company plans to build hotels that meet its strict development criteria, which consists of the following elements:

     Target Growth Market Areas. The Company's market focus is underserved secondary, tertiary and airport market areas which typically contain a state capitol, university, or corporate headquarters, plant or other major facility. The Company targets markets that exhibit strong demand attributes. When considering a market, the Company analyzes the demographics of the area, marketability of the property, competition, traveler traffic and surrounding complementary facilities.

     Maximize Return on Development. The Company seeks to leverage its past development success by obtaining favorable land, tax and other financial concessions from state and local governments attempting to attract the Company to develop hotels in their local markets. Such incentives often permit the Company to invest less capital into a new hotel, thereby increasing the Company's return on investment. In many cases, local sponsors anticipate that a new hotel developed by the Company will stimulate business and tourist travel to the region thereby providing additional demand for the new hotel. In addition, the Company estimates the hotel's premium potential, in terms of price per room, so that it may decide which brand name (Embassy Suites, Holiday Inn or other) will best fit the market's demand characteristics and therefore maximize the economic return on the project. The Company's sales force begins pre-selling efforts for a new hotel up to 12 months prior to opening.

     Build Rather than Buy. The Company prefers to build new hotels rather than buy existing hotels. Management believes it is both better able to provide value to the consumer and realize a higher return on capital for four reasons: (i) the Company is better positioned to precisely meet the demand characteristics of a specific market; (ii) the Company avoids the expense and time delay of correcting existing limitations of an older hotel; (iii) the Company can design and implement the latest safety features which are often incompatible with older designs; and (iv) the Company's growth plan is not dependent on the hotel acquisition market. The Company maintains an in-house architecture staff which (i) drafts plans for proposed hotels that provide design efficiencies inherent in building rather than buying, and (ii) focuses on the cost to build a hotel complementary to the local market and aesthetically pleasing to the community. The Company's entire management team, including regional vice presidents, hotel managers, salespeople, design specialists and architects, is involved in the development and design of a new hotel.

     The Company plans to continue expanding into targeted markets where it believes it can establish a leading market position. The following table sets forth information as to the Scheduled Hotels:

                                               Number of
                                               ---------
Location                      Franchise/Name  Rooms/Suites  Description            Stage of Development
--------                      --------------  ------------  -----------            --------------------
Omaha, NE..................  Embassy Suites   249           Atrium; Convention     Construction commenced;
                                                             Center                1/97  opening

Kansas City, MO............  Homewood Suites  120           Extended stay          Construction commenced
                                                                                   6/97 expected opening

Branson, MO................  Resort           301           Atrium; Convention     Construction commenced;
                                                             Center                6/97 expected opening

Raleigh Durham, NC.........  Embassy Suites   279           Atrium; Convention     Construction commenced;
                                                             Center                10/97 expected opening

Little Rock, AR............  Embassy Suites   250           Atrium; Convention     Construction commenced;
                                                             Center                10/97 expected opening

Charleston, WV.............  Embassy Suites   253           Atrium; Convention     Construction commenced;
                                                             Center                11/97 expected opening

Tampa, FL..................  Embassy Suites   301           Atrium; Convention     Construction commenced;
                                                             Center                12/97 expected opening

World Golf Village, FL.....  Resort           300           Atrium; Convention     Construction commenced;
                                                             Center                5/98 expected opening

     The Company is currently evaluating development of a number of hotels in addition to the Scheduled Hotels already under construction.

     Because of the Company's reputation as a market leader that develops upscale, full-service, convention type hotels, community leaders frequently initiate contact with the Company regarding potential hotel development in their localities. When responding to those contacts, the Company applies strict evaluation criteria, which includes market demographics, existing competition, community participation, projected investment return, and the relative attractiveness of the potential hotel development as compared with other hotel developments then being considered by the Company. Accordingly, the Company frequently declines potential hotel developments because they do not meet the Company's development criteria or because more favorable opportunities present themselves to the Company.

     Although the Company has in the past chosen to develop rather than acquire existing hotels, the Company may in the future acquire hotels if suitable opportunities arise. The Company is approached from time to time by third-party hotel owners seeking to sell or buy hotels. The Company would evaluate each offer and base its decision on the market location, capital required, and return on investment alternatives. The Company continually monitors its portfolio for under performing hotels which are then evaluated for potential sale based on investment considerations.

OPERATIONS

     Management of the JQH Hotels network is coordinated by the central management team at the Company's headquarters in Springfield, Missouri. The management team is responsible for managing the day-to-day financial needs of the Company, including the Company's internal accounting audits. The Company's management team administers insurance plans and business contract review, oversees the financial budgeting and forecasting for the JQH Hotels, analyzes the financial feasibility of new hotel developments, and identifies new systems and procedures to employ within the JQH Hotels to improve efficiency and profitability. The management team also coordinates each JQH Hotel's sales force, designing sales training programs, tracking future business under contract, and identifying, employing and monitoring marketing programs aimed at specific target markets. The management team is indirectly responsible for interior design of all hotels and each hotel's product quality, and directly oversees the detailed refurbishment of existing operations. The overall management of the JQH Hotels is coordinated by the central management team through five regional vice presidents responsible for guiding the general managers of each JQH Hotel in day-to-day operations.

     Central management utilizes information systems that track each JQH Hotel's daily occupancy, average room rate, and rooms and food and beverage revenues. Contracted business is tracked for each hotel individually five years into the future using the Company's sales projection and usage reporting system. By having the latest information available at all times, management is better able to respond to changes in each market by focusing sales and yield management efforts on periods of demand extremes (low periods and high periods of demand) and controlling variable expenses to maximize the profitability of each JQH Hotel.

     Creating operating, cost and guest service efficiencies in each hotel is a top priority to the Company. With a total of 43 hotels under management, the Company is able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under its management, the Company is able to secure volume pricing from its vendors that is not available to smaller hotel companies. The Company employs a systems trainer who is responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced. Total involvement at each level by all management in the layout and design phases of new hotel developments ensures that each hotel is built to meet the operational needs of the hotel staff and best serve the guest.

     Regional management constantly monitors each JQH Hotel to verify that the Company's high level of operating standards are being met. The Embassy Suites, Marriott, and Holiday Inn chains maintain rigorous inspection programs in which chain representatives visit their respective JQH Hotels (typically 2 or 3 times per year) to evaluate product and service quality. Each chain also provides feedback to each hotel through their guest satisfaction rating systems in which guests who visited the hotel are asked to rate a variety of product and service issues.

SALES AND MARKETING

     The Company's marketing strategy is to market the JQH Hotels both through national and local marketing programs. There are local sales managers and a director of sales at each of the JQH Hotels. While the Company makes periodic modifications to the concept in order to address differences and maintain a sales organization structure based on market needs and local preferences, it generally utilizes the same major campaign concept throughout the country. The concepts are developed at its management headquarters while the modifications are implemented by the JQH Hotels regional vice presidents and local sales force, all of whom are experienced in hotel marketing. The sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel's competitive needs. In addition, the local sales force is responsible for the developing and implementing marketing programs targeted at specific customer segments within each market. The Company requires that each of its sales managers complete an extensive sales training program. Before finishing the program, the sales manager must successfully complete certifications in three developmental phases.

     The Company's core market consists of business travelers who visit a given area several times per year, including salespersons covering a regional territory, government and military personnel and technicians. The profile of the primary target customer is a college educated business traveler, age 25 to 54, from a two-income household with a middle management white collar occupation or upper level blue collar occupation. The Company believes that business travelers are attracted to the JQH Hotels because of their convenient locations in state capitals, their proximity to airports or corporate headquarters, plants, convention centers or other major facilities, the availability of ample meeting space and the high level of service relative to other hotel operators serving the same secondary or tertiary markets. The Company's sales force markets to organizations which consistently produce a high volume of room nights and which have a significant number of individuals traveling in the Company's operating regions. The Company also targets groups and conventions attracted by a JQH Hotel's proximity to convention or trade centers (often adjacent). JQH Hotels' group meeting logistics include flexible space readily adaptable to groups of varying size, high-tech audio-visual equipment and on-site catering facilities. The Company believes that suburban convention centers attract more convention sponsors due to lower prices than larger, more cosmopolitan cities. In addition to the business market, the Company's targeted customers also include leisure travelers looking for secure, comfortable lodging at an affordable price as well as women travelers who find the security benefits of the company's atrium hotels appealing.

     The Company advertises primarily through direct mail, magazine publications, directories, and newspaper advertisements, all of which focus on value delivered to and perceived by the guest. The Company has developed in-house marketing materials including professional photographs and written materials that can be mixed and matched to appeal to a specific target group (business traveler, vacationer, religious group, reunions, etc.). The Company's marketing efforts focus primarily on business travelers who account for approximately 50% of the rooms rented in the JQH Hotels.

     The Company's Holiday Inn and Embassy Suites affiliated hotels utilize the centralized reservation systems of its franchisors, Holiday Inn and Embassy Suites, which the Company believes are among the more advanced reservation systems in the hotel industry. The Holiday Inn "Holidex" and the Embassy Suites "Suitefinder" reservation systems receive reservation requests entered on (i) terminals located at all of their respective franchises, (ii) reservation centers utilizing 1-800 phone access and (iii) through several major domestic airlines. Such reservation systems immediately confirm reservation or indicate accommodations available at alternate system hotels. Confirmations are transmitted automatically to the hotel for which the reservations are made. The Company believes that these systems are effective in directing customers to the Company's Holiday Inn and Embassy Suites affiliated hotels.

FRANCHISE AGREEMENTS

     The Company enters into non-exclusive franchise licensing agreements (the "Franchise Agreement") with franchisors which it believes are the most successful brands in the hotel industry. The term of the individual Franchise Agreement for each respective hotel typically is 20 years. The Franchise Agreement allows the Company to start with and then build upon the reputation of the brand names by setting higher standards of excellence than the brands themselves require. The non-exclusive nature of the Franchise Agreement allows the Company the flexibility to continue to develop properties with the brands that have shown success in the past or to develop in conjunction with other brand names. While the Company currently has a good relationship with its franchisors, there can be no assurance that a desirable replacement would be available if any of the Franchise Agreements were to be terminated.

     Holiday Inn. The Franchise Agreement grants to the Company a nonassignable, non-exclusive license to use the Holiday Inns service mark and computerized reservation network. The Franchisor maintains the right to improve and change the reservation system to make it more efficient, economical and competitive. Monthly fees paid by the Company are based on a certain percentage of gross revenues attributable to room rentals plus marketing and reservation contributions which are also a certain percentage of gross revenues. The term of the Franchise Agreement is 20 years with a renewal option available in the 15th year.

     Embassy Suites. The Franchise Agreement grants to the Company a nonassignable, non-exclusive license to use the Embassy Suites service mark and computerized reservation network. The Franchisor maintains the exclusive right to improve and change the reservation system for the purpose of making it more, efficient, economical and competitive. Monthly fees paid by the Company are based on a certain percentage of gross revenues attributable to suite rentals plus marketing and reservation contributions which are also a certain percentage of gross revenues. The term of the Franchise Agreement is 20 years with a renewal option available in the 18th year.

     Other Franchisors. The franchise agreements with other franchisors not listed above are similar in that they are nonassignable, non-exclusive licenses to use the franchisor's service mark and computerized reservation network. Payments and term of agreement vary based on specific negotiations with the franchisor.

COMPETITION

     Each of the JQH Hotels competes in its market area with numerous full service lodging brands, especially in the Upscale Segment, and with numerous other hotels, motels and other lodging establishments. Chains such as Sheraton Inns, Marriott Hotels, Holiday Inn, Ramada Inns, Radisson Inns, Comfort Inns, Hilton Hotels and Red Lion Inns are direct competitors of the JQH Hotels in their respective markets. There is, however, no single competitor or group of competitors of the JQH Hotels that is consistently located nearby and competing with most of the JQH Hotels. Competitive factors in the lodging industry include reasonableness of room rates, quality of accommodations, level of service and convenience of locations.

REGULATIONS AND INSURANCE

     General. A number of states regulate the licensing of hotels and restaurants including liquor license grants by requiring registration, disclosure statements and compliance with specific standards of conduct. In addition, various federal and state regulations mandate certain disclosures and practices with respect to the sales of license agreements and the licensor/licensee relationship. The Company believes that each of the JQH Hotels has the necessary permits and approvals to operate its respective businesses. The Company believes that all necessary permits and approvals to operate the Scheduled Hotels will be obtained in the ordinary course of business. Umbrella, property, auto, commercial liability and worker's compensation insurance are provided to the JQH Hotels under a blanket policy. Insurance expense for the JQH Hotels was approximately $5.5 million, $5.8 million and $6.3 million in 1994, 1995 and 1996, respectively. The Company believes that the JQH Hotels are adequately covered by insurance.

     Americans with Disabilities Act. The JQH Hotels and any newly developed or acquired hotels must comply with Title III of the Americans with Disabilities Act ("ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the JQH Hotels where such removal is readily achievable. Noncompliance could result in a judicial order requiring compliance, an imposition of fines or an award of damages to private litigants. The Company has taken into account an estimate of the expense required to make any changes required by the ADA and believes that such expense will not have a material adverse effect on the Company's financial condition or results of operations. If required changes involve a greater expenditure than the Company currently anticipates, or if the changes must be made on a more accelerated basis than the Company anticipates, the Company could be adversely affected. The Company believes that its competitors face similar costs to comply with the requirements of the ADA.

     Asbestos Containing Materials. Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of Asbestos Containing Materials ("ACMs") when ACMs are in poor condition or in the event of building remodeling, renovation or demolition. These laws may impose liability for the release of ACMs and may permit third parties to seek recovery from owners or operators of real estate for personal injury associated with ACMs. Based on prior environmental assessments, seven of the Owned Hotels contain ACMs and four of the Owned Hotels may contain ACMs, generally in sprayed-on ceiling treatments or in roofing materials. However, no removal of asbestos from the Owned Hotels has been recommended, and the Company has no plans to undertake any such removal, beyond the removal that has already occurred. The Company believes that the presence of ACMs in the Owned Hotels will not have a material adverse effect on the Company, but there can be no assurance that this will be the case.

     Environmental Regulation. The JQH Hotels are subject to environmental regulations under federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up designated hazardous or toxic substances or petroleum product releases affecting the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for damages or costs incurred by such parties in connection with the contamination. The Company does not believe that it is subject to any material environmental liability.

EMPLOYEES

     The Company employs approximately 5,200 full time employees, approximately 350 of whom are members of labor unions. The Company believes that labor relations with employees are good.

MANAGEMENT

     The following is a biographical summary of the experience of the executive officers and other key officers of the Company:

     John Q. Hammons is the Chairman, Chief Executive Officer, a director and the founder of the Company. Mr. Hammons has been actively engaged in the acquisition, development and management of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has individually developed 75 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites trade names.

     David B. Jones is the President, Chief Operating Officer and a director of the Company. Mr. Jones has been President and a director of the Company since February 1993. From 1992 until joining the Company, Mr. Jones was Chief Executive Officer of Davidson Hotel Partnership, a Memphis-based hotel management company. Prior to 1992, Mr. Jones was President and Chief Executive Officer of Homewood Suites, Inc., a subsidiary of The Promus Companies Incorporated, which also then owned Holiday Inns, Inc. Mr. Jones began his career in the hotel industry with Holiday Inns, Inc. in 1966. While with Holiday Inns, Inc., Mr. Jones held the positions of Senior Vice President of Franchise and Senior Vice President of Development. He is a former board member of the American Hotel and Motel Association.

     Mel J. Volmert is Executive Vice President, Finance, Chief Financial Officer, Treasurer and a director of the Company. He joined the Company in January 1994. Prior thereto, Mr. Volmert was a partner of Baird, Kurtz & Dobson, a public accounting firm which serves as Mr. Hammons' personal accountants. Mr. Volmert had been with that firm for over five years.

     Debra M. Shantz is Corporate Counsel of the Company. She joined the Company in May 1995. Prior thereto, Ms. Shantz was a partner of Farrington & Curtis, P.C., a law firm which serves as Mr. Hammons' primary outside counsel, where she practiced primarily in the area of real estate law. Ms. Shantz had been with that firm since 1988.

     Pat A. Shivers is Senior Vice President, Administration and Control, of the Company. He has been active in Mr. Hammons' hotel operations since 1985. Prior thereto, he had served as Vice President of Product Management of Winegardner & Hammons, Inc., a hotel management company.

     Steven E. Minton is Senior Vice President, Architecture, of the Company. He has been active in Mr. Hammons' hotel operations since 1985. Prior to that time Mr. Minton was a project architect with the firm of Pellham and Phillips working on various John Q. Hammons projects.

     Jacqueline A. Dowdy has been the Secretary and a director of the Company since 1989. She has been active in Mr. Hammons' hotel operations since 1981. She is an officer of several affiliates of the Company.

     John D. Fulton is Vice President, Design and Construction of the Company. He joined the Company in 1989 from Integra/Brock Hotel Corporation, Dallas, Texas where he had been Director of Design and Purchasing for ten years.

     Glenn R. Malone is Senior Vice President, Financial Planning and Corporate Development, of the Company. From 1989 until joining the company in April of 1993, he served as Senior Manager, Operations Support for the national chains operated by Hampton Inns, Inc. and Homewood Suites, Inc. (each a subsidiary of The Promus Companies Incorporated). Mr. Malone held the position of Manager, Finance and Administration for Embassy Suites, the national chain, from 1988 through 1989. Beginning in 1978 through the end of 1987, he held various accounting, financial, and operations positions at Holiday Inns, Inc.

     Lawrence A. Welch has been Vice President, Food and Beverage, of the Company since March 1994. Prior to joining the Company, Mr. Welch worked in the Food and Beverage division with Davidson Hotel Company for ten years.

ITEM 2.  PROPERTIES.

     The Company leases its headquarters in Springfield, Missouri from a Missouri general partnership of which Mr. Hammons is a 50% partner. In 1996, the Company made aggregate annual lease payments of approximately $220,000 to such Missouri general partnership. The Company leases the real estate on which two of the Company's hotels are being built from John Q. Hammons. These leases are more fully described in item 13 "Certain Relationships and Related Transactions". The Company owns the land on which 33 of the Owned Hotels are located, while six of the Owned Hotels are subject to long-term ground leases.

DESCRIPTION OF HOTELS

GENERAL

     The JQH Hotels are located in 18 states and contain a total of 10,618 rooms. Each of the JQH Hotels has an average of 247 guest rooms or suites. The JQH Hotels operate primarily under the Holiday Inn and Embassy Suites trade names. The average size of a Holiday Inn hotel room and an Embassy Suites suite is 350 square feet and 545 square feet, respectively. Most of the JQH Hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

     Each of the JQH Hotels is individually designed by the in-house design staff. Thirty-two of the JQH Hotels contain an expansive multi-storied atrium, large indoor waterfalls, lush plantings and comfortable lounge areas. In addition to the visual appeal, the Company believes that an atrium design in which each of the hotel's room doors face into the atrium, combined with glass elevators, achieves a greater level of security for all guests. The Company believes this safety factor is particularly relevant to women, who represent a growing portion of its business clientele. The JQH Hotels also appeal to fitness conscious guests as all of the JQH Hotels have at least one swimming pool and 33 of the JQH Hotels have exercise facilities.

     The JQH Hotels provide customers with access to an average of 13,000 square feet of meeting and/or convention space providing average capacity for approximately 1,200 meeting attendees. In addition, fifteen JQH Hotels are located adjacent to convention or trade centers which have an average of approximately 40,000 square feet of meeting space providing average capacity for approximately 3,600 meeting attendees. The Company believes that the presence of adjacent convention centers provides incremental revenues for its hotel rooms, meeting facilities, and catering services. The Company believes that hotels which are adjacent to convention centers occupy a particularly successful niche within the hotel industry. These convention or trade centers are available for rent by hotel guests. Each of the JQH Hotels has a restaurant/catering service on its premises which provides an essential amenity to the convention trade. The Company generally chooses not to lease out the restaurant business to third-party caterers or vendors since it considers the restaurant business as an important component of securing convention business. All of the restaurants in the JQH Hotels are owned and managed by the Company specifically to maintain direct quality control over a vital aspect of the convention and hotel business. The Company also derives significant revenue and operating profit from food and beverage sales due to its ownership and management of all of the restaurants in the JQH Hotels. The Company believes that its food and beverage sales are more profitable than its competitors due to the amount of catering business provided to convention and other meetings at the Owned Hotels.

     The Company retains responsibility for all aspects of the day-to-day management of each of the JQH Hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels owned by the Company. The Company typically refurbishes individual hotels every four to six years, and has spent an average per year of $21.9 million in 1994, 1995 and 1996 on the Owned Hotels. During 1997, the Company expects to spend approximately $19 million on refurbishment of the Owned Hotels.

     OWNED HOTELS

     The Owned Hotels consist of 39 hotels, which are located in 18 states and contain a total of 9,666 guest rooms or suites. The following table sets forth certain key operating statistics for the Owned Hotels:


                                           Average       Room Revenue
                                           -------       ------------
                             Average        Daily        Per Available
                             -------        -----        -------------
      Period                Occupancy      Room Rate       Rooms (a)
-------------------        -----------     ---------       ---------

Holiday Inn:
 Fiscal Year 1994..........  67.6%         $64.47          $43.60
 Fiscal Year 1995..........  67.2           67.00           45.04
 Fiscal Year 1996..........  64.3           69.51           44.69

Embassy Suites:
 Fiscal Year 1994..........  72.2%         $88.76          $64.11
 Fiscal Year 1995..........  75.5           93.79           70.85
 Fiscal Year 1996..........  73.4           99.52           73.01

Other Hotels:
 Fiscal Year 1994..........  70.7%         $68.51          $48.47
 Fiscal Year 1995..........  72.9           69.45           50.63
 Fiscal Year 1996..........  67.4           70.06           47.19

---------------------
(a) Total room revenue divided by number of available rooms. Available rooms represents the number of rooms available for rent multiplied by the number of days in the period presented.

     The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each Owned Hotel:

                                                  Number of
                                                  ---------
Location              Franchise/Name              Rooms/Suites      Description                      Opening Date
--------------------  ------------------------    ------------      -----------                      ------------
Montgomery, AL        Embassy Suites               237              Atrium;                             8/95
                                                                    Meeting Space:  15,000 sq. ft.(c)
Fort Smith, AR(a)     Holiday Inn                  255              Atrium;                             5/86
                                                                    Meeting Space:  15,000 sq. ft.
Springdale, AR        Holiday Inn                  206              Atrium;                             7/89
                                                                    Meeting Space:  18,000 sq. ft.
                                                                    Convention Ctr: 29,280 sq. ft.
Springdale, AR        Hampton Inn & Suites        102               Meeting Space:     400 sq. ft.     10/95
Tucson, AZ            Holiday Inn                 299               Atrium;                            11/81
                                                                    Meeting Space:  14,000 sq. ft.
Tucson, AZ            Marriott                    250               Atrium;                            12/96
                                                                    Meeting Space:  11,500 sq. ft.
Bakersfield, CA       Holiday Inn Select          259               Meeting Space:   9,735 sq. ft.(c)   6/95
Fresno, CA(a)         Holiday Inn                 210               Meeting Space:   5,000 sq. ft.     12/73
Fresno, CA            Holiday Inn (Centre Plaza)  321               Atrium;                            10/83
                                                                    Meeting Space:  16,000 sq. ft.(c)
Monterey, CA          Embassy Suites              225               Meeting Space:  13,700 sq. ft.     11/95
Sacramento, CA        Holiday Inn                 364               Meeting Space:   9,000 sq. ft.      8/79
San Francisco, CA     Holiday Inn                 279               Meeting Space:   9,000 sq. ft.      6/72
Denver, CO(a)         Holiday Inn (International  256               Atrium;                            10/82
                      Airport)                                      Trade Center:   66,000 sq. ft.(b)
Denver, CO            Holiday Inn (Northglenn)    236               Meeting Space:  20,000 sq. ft.     12/80
Fort Collins, CO      Holiday Inn                 259               Atrium;                             8/85
                                                                    Meeting Space:  12,000 sq. ft.
Cedar Rapids, IA      Collins Plaza               221               Atrium;                             9/88
                                                                    Meeting Space:  11,250 sq. ft.
Davenport, IA         Radisson                    223               Meeting Space:   7,800 sq. ft.(c)  10/95


Des Moines, IA        Embassy Suites              234       Atrium;                             9/90
                                                            Meeting Space:  13,000 sq. ft.
Des Moines, IA        Holiday Inn                 288       Atrium;                             1/87
                                                            Meeting Space:  15,000 sq. ft.
Joliet, IL            Holiday Inn                 200       Meeting Space:   5,500 sq. ft.      3/71
Bowling Green, KY     University Plaza            219       Meeting Space:   4,000 sq. ft.(c)   8/95
Jefferson City, MO    Capitol Plaza               255       Atrium;                             9/87
                                                            Meeting Space:  14,600 sq. ft.
Joplin, MO            Holiday Inn                 264       Atrium;                             6/79
                                                            Meeting Space:   8,000 sq. ft.
                                                            Trade Center:   32,000 sq. ft.(b)
Kansas City, MO(a)    Embassy Suites              236       Atrium;                             4/89
                                                            Meeting Space:  12,000 sq. ft.
Springfield, MO       Holiday Inn                 188       Atrium;                             9/87
                                                            Meeting Space:   3,020 sq. ft.
Billings, MT          Holiday Inn                 315       Atrium;                            10/72
                                                            Meeting Space:  15,000 sq. ft.
                                                            Trade Center:   30,000 sq. ft.(b)
Reno, NV              Holiday Inn                 286       Meeting Space:   8,700 sq. ft.      2/74
Albuquerque, NM       Holiday Inn                 311       Atrium;                            12/86
                                                            Meeting Space:  12,300 sq. ft.
Greensboro, NC(a)     Embassy Suites              221       Atrium;                             1/89
                                                            Meeting Space:  10,250 sq. ft.
Greensboro, NC(a)     Homewood Suites             104       Extended stay                       8/96
Portland, OR(a)       Holiday Inn                 286       Atrium;                             4/79
                                                            Trade Center:   37,000 sq. ft.(b)
Columbia, SC          Embassy Suites              214       Atrium;                             3/88
                                                            Meeting Space:  13,000 sq. ft.
Greenville, SC        Embassy Suites              268       Atrium;                             4/93
                                                            Meeting Space:  20,000 sq. ft.
Beaumont, TX          Holiday Inn                 253       Atrium;                             3/84
                                                            Meeting Space:  12,000 sq. ft.
Houston, TX(a)        Holiday Inn                 288       Atrium;
                                                            Meeting Space:  14,300 sq. ft.     12/85
Lubbock, TX           Holiday Inn (Civic Center)  293       Atrium;
                                                            Meeting Space:   7,000 sq. ft.(c)   9/82
Lubbock, TX           Holiday Inn                 202       Atrium;
                                                            Meeting Space:  24,000 sq. ft.     10/85
Madison, WI           Holiday Inn                 295       Atrium;
                                                            Meeting Space:  15,000 sq. ft.     10/85
                                                            Convention Ctr: 50,000 sq. ft.(b)
Cheyenne, WY          Holiday Inn                 244       Meeting Space:  12,000 sq. ft.      6/81


-------------------------
(a)  Airport location

(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which are owned by the Company.

(c)  Large civic center is located adjacent to hotel.


     MANAGED HOTELS

     The Managed Hotels consist of four hotels (three Holiday Inns and one Days
Inn), are located in two states (Missouri and South Dakota), and contain a total of 952 guest rooms. Mr. Hammons directly owns three of these four hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he has a 50% interest. Jacqueline Dowdy, a director and officer of the Company, and Daniel L. Earley, a director of the Company, each own a 25% interest in this entity. The Managed Hotels contain an average of 238 rooms per hotel and two of the Managed Hotels have an atrium. There is a convention and trade center adjacent to two of the Managed Hotels.

     The Company provides management services to the Managed Hotels within the guidelines contained in annual operating and capital plans submitted to the hotel owner for review and approval during the final 30 days of the preceding year. The Company is responsible for the day-to-day operations of the Managed Hotels. While the Company is responsible for the implementation of major refurbishments and repairs, the actual cost of such refurbishments and repairs is borne by the hotel owner. The Company earns a fee based on the size of the project. The Company earns an average annual management fee of 3.0% of the hotel's gross revenues. Each of the Managed Hotel management contracts is for an initial term of 20 years, which automatically extends for four periods of five years, unless otherwise canceled. The Company has received an option from Mr. Hammons or entities controlled by him to purchase each of the Managed Hotels.

ITEM 3.  LEGAL PROCEEDINGS.

     The Tucson lawsuit previously disclosed in the Company's 10-Q is in the final stages of settlement on terms which will call for the Company to spend a nominal amount for additional improvements to the Tucson hotel.

     The Company is not presently involved in any litigation which if decided adversely to the Company would have a material effect on the Company's financial condition. To the Company's knowledge, there is no litigation threatened other than routine litigation arising in the ordinary course of business which would be covered by liability insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Class A common stock (the "Class A Common Stock") has been listed on the New York Stock Exchange since November 16, 1994 under the symbol "JQH."

                    STOCK PRICE PER SHARE
                       High        Low

1995
First Quarter        $14-1/8    $11
Second Quarter       $16-3/8    $13-1/2
Third Quarter        $16-1/2    $12-3/8
Fourth Quarter       $13-1/8    $ 7-7/8

1996
First Quarter        $11-7/8    $ 9-3/4
Second Quarter       $12-1/8    $10
Third Quarter        $10-7/8    $ 9-5/8
Fourth Quarter       $ 9-1/2    $ 7-1/2

On the record date, there were approximately 200 holders of record of the Class A Common Stock then outstanding. Based on the number of annual reports requested by brokers, the Company estimates that it has approximately 2,600 beneficial owners of its Class A Common Stock. On March 21, 1997, the last reported sale price of the Class A Common Stock on the NYSE was $9. No dividends were declared for the Company's stock for the years 1995 and 1996

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this item is hereby incorporated by reference to the material appearing in the 1996 Annual Report to Shareholders (the "Annual Report to Shareholders"), filed as Exhibit 13.1 hereto, under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is hereby incorporated by reference to the material appearing in the Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements of the Company are hereby incorporated by reference to the Consolidated Financial Statements of the Company appearing in the Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held in May 1997 (the "Proxy Statement") under the caption "Election of Directors." Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Management." The information included in the proxy under the caption "16(a) Beneficial Ownership Reports" is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation".

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K.

14(a)(1)  FINANCIAL STATEMENTS

     Report of Independent Public Accountants

     Consolidated Balance Sheets at Fiscal 1996 Year-End and Fiscal 1995 Year-
     End

     Consolidated Statements of Income for the 1996, 1995 and 1994 Fiscal Years

     Consolidated Statements of Changes Minority Interest and Stockholders Equity (Deficit) for the Years-Ended 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the Years-Ended 1996, 1995 and
     1994

     Notes to Consolidated Financial Statements

     The Consolidated Financial Statements of the Company are hereby incorporated by reference to the Consolidated Financial Statements of the Company appearing in the Annual Report to Shareholders.

14(a)(2)  FINANCIAL STATEMENT SCHEDULES

          All schedules have been omitted because the required information of such schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements or is not required.

14(a)(3)  EXHIBITS

  *3.1    Restated Certificate of Incorporation of the Company
  *3.2    Bylaws of the Company, as amended
  *3.3    Second Amended and Restated Agreement of Limited Partnership of the Partnership
  *3.4    Certificate of Limited Partnership of the Partnership, filed with the Secretary of State of the State of Delaware
  *3.5    Agreement of Limited Partnership of John Q. Hammons Hotels Two, L.P.
  *3.6    Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of the
          Partnership
 **3.7    Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of the
          Partnership
 *10.1    1994 Note Indenture
**10.2    1995 Note Indenture
 *10.3    Holiday Inn License Agreement
 *10.4    Embassy Suites License Agreement

 *10.5    Form of Option Purchase Agreement
 *10.6    Collective Bargaining Agreement between East Bay Hospitality Industry Association, Inc.
          and Service Employees' International  Union
  10.6a   Collective Bargaining Agreement for 06/01/95 to 5/31/98
 *10.8    Letter Agreement re: Hotel Financial Services for Certain Hotels Owned and Operated by John Q.
          Hammons or JQH Controlled Companies
  10.9a   John Q. Hammons Building Lease Agreement
  10.9b   John Q. Hammons Building Lease Agreement
  10.9c   John Q. Hammons Building Lease Agreement
  10.9d   John Q. Hammons Building Lease Agreement

 *10.11   Triple Net Lease
 *10.12   Lease Agreement between John Q. Hammons and John Q. Hammons Hotels, L.P.
 *10.14   Employment Agreement between John Q. Hammons Hotels, Inc. and Mel J.
          Volmert
  10.14a  Amendment No. 1 to the Employment Agreement between John Q. Hammons Hotels,
          Inc. and Mel J. Volmert
  10.14b  Amended and restated employment agreement between John Q. Hammons Hotels,
          Inc. and David B. Jones
  10.15a  Ground lease between John Q. Hammons and John Q. Hammons-Branson
          L.P.
  10.15b  Ground lease between John Q. Hammons and John Q. Hammons Hotels Two
          L.P.
 *10.17   Operating Agreement of Rivercenter Plaza Development Co., L.C., an
          Iowa limited liability company
 *10.18   1994 Stock Option Plan
  12.1    Computations of Ratio of Earnings to Fixed Charges of the Company
  13.1    1996 Annual Report to Shareholders
 *21      Subsidiaries of the Company
  23.1    Consent of Arthur Andersen LLP

--------------------
* Incorporated by reference to the same numbered exhibit in the Company's Registration Statement on Form S-1, No. 33-84570.

** Incorporated by reference to the partnership's Registration Statement on Form S-4, No. 33-99614.


14(b) REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the year ended January 3, 1997.

14(c) EXHIBITS

      The list of Exhibits filed with this report is set forth in response to Item 14(a)(3). The required exhibit index has been filed with the exhibits.

14(d) FINANCIAL STATEMENTS

      None.

                                   SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri on the 28th day of March, 1997.

                                               JOHN Q. HAMMONS HOTELS, INC.



                                               By:/s/ John Q. Hammons
                                                  -------------------
                                                  John Q. Hammons
                                                  Chairman and Founder



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities at John Q. Hammons Hotels, Inc. on March 28, 1997.



Signatures                                        Title
----------                                        -----

/s/ John Q. Hammons
-------------------
John Q. Hammons             Chairman and Founder of John Q. Hammons Hotels, Inc.
                            (Principal Executive Officer)


/s/ David B. Jones
------------------
David B. Jones              Director, President of John Q. Hammons Hotels, Inc.


/s/ Mel J. Volmert
------------------
Mel J. Volmert              Director, Executive Vice President, Finance,
                            Treasurer and Chief Financial Officer of John Q.
                            Hammons Hotels, Inc. (Principal Financial Officer
                            and Principal Accounting Officer)

/s/ Jacqueline A. Dowdy
-----------------------
Jacqueline A. Dowdy         Director, Secretary of John Q. Hammons Hotels, Inc.

/s/ William J. Hart
-------------------
William J. Hart            Director of John Q. Hammons Hotels, Inc.


/s/ Daniel L. Earley
--------------------
Daniel L. Earley           Director of John Q. Hammons Hotels, Inc.


/s/ Robert T. Jones, Jr.
------------------------
Robert T. Jones, Jr.       Director of John Q. Hammons Hotels, Inc.

/s/ James F. Moore.
-------------------
James F. Moore             Director of John Q. Hammons Hotels, Inc.

/s/ John E Lopez-Ona
--------------------
John E. Lopez-Ona          Director of John Q. Hammons Hotels, Inc.

                               INDEX TO EXHIBITS

Exhibit
Number   Description
  *3.1   Restated Certificate of Incorporation of the Company
  *3.2   Bylaws of the Company, as amended
  *3.3   Second Amended and Restated Agreement of Limited Partnership of the
         Partnership
  *3.4   Certificate of Limited Partnership of the Partnership, filed with the
         Secretary of State of the State of Delaware
  *3.5   Agreement of Limited Partnership of John Q. Hammons Hotels Two, L.P.
  *3.6   Amendment No. 1 to Second Amended and Restated Agreement of Limited
         Partnership of the Partnership
 **3.7   Amendment No. 2 to Second Amended and Restated Agreement of Limited
         Partnership of the Partnership
 *10.1   1994 Note Indenture
**10.2   1995 Note Indenture
 *10.3   Holiday Inn License Agreement
 *10.4   Embassy Suites License Agreement
 *10.5   Form of Option Purchase Agreement
 *10.6   Collective Bargaining Agreement between East Bay Hospitality Industry
         Association, Inc. and Service Employees' International Union
  10.6a  Collective Bargaining Agreement for 06/01/95 to 5/31/98
 *10.8   Letter Agreement re: Hotel Financial Services for Certain Hotels Owned
         and Operated by John Q. Hammons or JQH Controlled Companies
  10.9a  John Q. Hammons Building Lease Agreement
  10.9b  John Q. Hammons Building Lease Agreement
  10.9c  John Q. Hammons Building Lease Agreement
  10.9d  John Q. Hammons Building Lease Agreement
 *10.11  Triple Net Lease
 *10.12  Lease Agreement between John Q. Hammons and John Q. Hammons Hotels, L.P.
 *10.14  Employment Agreement between John Q. Hammons Hotels, Inc. and Mel J.
         Volmert
  10.14a Amendment No. 1 to the Employment Agreement between John Q. Hammons
         Hotels, Inc. and Mel J. Volmert
  10.14b Amended and restated employment agreement between John Q. Hammons
         Hotels, Inc. and David B. Jones
  10.15a Ground lease between John Q. Hammons and John Q. Hammons-Branson
         L.P.
  10.15b Ground lease between John Q. Hammons and John Q. Hammons Hotels Two
         L.P.
 *10.17  Operating Agreement of Rivercenter Plaza Development Co., L.C., an Iowa
         limited liability company
 *10.18  1994 Stock Option Plan
  12.1   Computations of Ratio of Earnings to Fixed Charges of the Company
  13.1   1996 Annual Report to Shareholders
 *21     Subsidiaries of the Company
  23.1   Consent of Arthur Andersen LLP

-----------------------
* Incorporated by reference to the same numbered exhibit in the Company's Registration Statement on Form S-1, No. 33-84570.

** Incorporated by reference to the partnership's Registration Statement on Form S-4, No. 33-99614.