Form 10-Q
period 1997-04-04
HAMMONS JOHN Q HOTELS INC
filed 1997-05-16
CIK 930796

Washington, D.C.   20549
(Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 1997
                               OF
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to
______________________________________________________

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


Yes ___x___    No ______

                     JOHN Q. HAMMONS HOTELS, INC.

                              INDEX



PART I.   FINANCIAL INFORMATION

                                                                      PAGE
Item 1.  Financial Statements

     Consolidated Balance Sheets at January 3, 1997  (audited) and
     April 4, 1997 (unaudited) .....................................       3

     Consolidated Statements of Income for the three months ended
     March 29, 1996 (unaudited) and April 4, 1997  (unaudited)........     5

     Consolidated Statements of Changes in Minority Interest and Stockholders'
     Equity for the period January 3, 1997 to April 4, 1997 (unaudited).   6

     Consolidated Statements of Cash Flows for the three months ended
     March 29, 1996 (unaudited) and April 4, 1997 (unaudited).........     7

     Notes to Consolidated Financial Statements .....................      8

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations .........................................       9

PART II.    OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings......................................          10

Item 6.  Reports on Form 8-K......................................        11

                 Signatures ........................................      12



PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                    JOHN Q. HAMMONS HOTELS, INC.
                         AND COMPANIES
                    CONSOLIDATED BALANCE SHEETS
                         (000's omitted)

                                   ASSETS
                                      April 4, 1997            January 3, 1997
                                         (Unaudited)               (Audited)
CASH AND EQUIVALENTS                        $25,969                 $46,449
MARKETABLE SECURITIES                         1,646                   2,355
RECEIVABLES
   Trade, less allowance for
          doubtful accounts of $163           7,144                   5,790
    Construction reimbursements and
          management fees                       740                     825
INVENTORIES                                   1,024                   1,019
PREPAID EXPENSES AND OTHER                    1,556                   1,928
Total current assets                         38,079                  58,366

PROPERTY AND EQUIPMENT, at cost
    Land and improvements                    31,847                  29,712
    Buildings and improvements              458,103                 433,059
    Furniture, fixtures and equipment       168,871                 160,198
    Construction in progress                130,233                 120,525
                                            789,054                 743,494
 Less-accumulated depreciation
      and amortization                     (181,409)               (174,899)
                                            607,645                 568,595

DEFERRED FINANCING COSTS,
 FRANCHISE FEES
 AND OTHER, net                              29,893                  31,111
                                           $675,617                $658,072

See Notes to Consolidated Financial Statements


                         JOHN Q. HAMMONS HOTELS, INC.
                              AND COMPANIES
                         CONSOLIDATED BALANCE SHEETS
                              (000's omitted)

                                   LIABILITIES AND EQUITY

                                           April 4, 1997       January 3,1997
                 LIABILITIES:                (Unaudited)          (Audited)

Current portion of long-term debt             $15,377               $12,444
Accounts payable                               20,397                29,977
Accrued expenses
    Payroll and related benefits                3,710                 4,611
    Sales and property taxes                    6,760                 7,069
    Insurance                                   9,954                 9,511
    Interest                                    3,854                12,634
    Utilities, franchise fees, and other        6,837                 6,347
               Total current liabilities       66,889                82,593
Long-term debt                                547,541               518,699
Other obligations and deferred revenue          7,694                 7,024
Total liabilities                             622,124               608,316

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED
PARTNER UNITS                                  36,212                33,662

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000 shares
       authorized,  none outstanding             --                    --

Class A common stock, $.01 par value,
       40,000,000 shares   authorized, 6,042,000
       shares issued and outstanding              60                     60


  Class B common stock, $.01 par value,
       1,000,000 shares  authorized,
       294,100 shares issued and outstanding       3                      3
Paid-in capital                               96,373                 96,373
Retained deficit, net                        (79,155)               (80,342)
Total equity                                  17,281                 16,094
                                            $675,617               $658,072

     See Notes to Consolidated Financial Statements

                            JOHN Q. HAMMONS HOTELS, INC.
                                   AND COMPANIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                  (000's omitted)

                                             Three Months Ended
                                  April 4, 1997           March 29, 1996
                                    (Unaudited)             (Unaudited)
REVENUES:
    Rooms                                $45,397                $40,231
    Food and beverage                     20,397                 19,761
    Meeting room rental and other          4,748                  4,628
          Total revenues                  70,542                 64,620

OPERATING EXPENSES:
  Direct operating costs and expenses-
    Rooms                                 11,269                 10,294
    Food and beverage                     14,838                 14,303
    Other                                    750                    716
General, administrative and sales expense 20,073                 19,364
Repairs and maintenance                    2,905                  2,600
Depreciation and amortization              6,933                  5,921
Total operating expenses                  56,768                 53,198

INCOME FROM OPERATIONS                    13,774                 11,422

OTHER INCOME (EXPENSE)
  Interest income                            359                    694
  Interest expense and amortization of
  deferred financing fees                 (9,718)                (9,959)

INCOME BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES             4,415                  2,157

Minority interest in earnings of
 partnership                              (3,165)                (1,546)

INCOME BEFORE PROVISION FOR
INCOME TAXES                               1,250                    611
     Provision for income taxes              (63)                   (12)

NET INCOME                                $1,187                  $ 599
UNAUDITED EARNINGS PER SHARE
Per share net income allocable to
 the Company                               $0.19                  $0.09

See Notes to Consolidated Financial Statements

                    JOHN Q. HAMMONS HOTELS, INC.
                         AND COMPANIES
        CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                    AND STOCKHOLDERS' EQUITY
                         (000's omitted)

                                             STOCKHOLDERS' EQUITY
                   Minority     Class A      Class B   Paid-In  Company
                   Interest  Common Stock Common Stock Capital  Retained Total
                                                                 Deficit
BALANCE,
January 3, 1997
(audited)       $33,662         $60         $3     $96,373   ($80,342) $16,094

Distribution for
  income taxes     (615)          --        --       --         --        --

Net income
allocable to the
Company             --            --        --       --         1,187    1,187

Minority interest
in earnings
of partnership    3,165           --        --       --          --        --

BALANCE, April 4, 1997
(unaudited)     $36,212         $60         $3     $96,373   ($79,155) $17,281

See Notes to Consolidated Financial Statements


                         JOHN Q. HAMMONS HOTELS, INC.
                             AND COMPANIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                             (000's omitted)

                                                     Three Months Ended
                                               April 4, 1997   March  29,1996
CASH FLOWS FROM OPERATING ACTIVITIES:             (Unaudited)      (Unaudited)
Net income                                                $1,187          $599
Adjustments to reconcile net income to cash provided by
     (used in) operating activities
   Depreciation, amortization, and loan cost amortization  7,391         6,379
   Minority interest in earnings of the partnership        3,165         1,546
Changes in certain assets and liabilities
  Receivables                                             (1,269)          165
  Inventories                                                 (5)           89
Prepaid expenses and other                                   372          (304)
Accounts payable                                          (9,580)          (80)
Accrued expenses                                          (9,057)        (2,687)
Other obligations and deferred revenue                       670          (154)
 Net cash provided by (used in )  operating activities    (7,126)        5,553
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment, net               (45,435)      (21,486)
  Franchise fees and other                                   212          (426)
Sale of marketable securities                                709        13,060
Net cash used in investing activities                    (44,514)       (8,852)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                32,929          --
Repayments of debt                                        (1,154)        (394)
Distributions                                               (615)        (670)
 Net cash provided by (used in) financing activities      31,160       (1,064)
Increase (decrease) in cash and equivalents              (20,480)      (4,363)
CASH AND EQUIVALENTS, beginning of period                 46,449       41,777
CASH AND EQUIVALENTS, end of period                      $25,969      $37,414

SUPPLEMENTAL  DISCLOSURE  OF  CASH FLOW
INFORMATION

CASH PAID FOR INTEREST, net of amounts
capitalized                                             $18,024       $13,989

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

The Company was formed in September 1994 and had no operations or assets prior to its initial public offering of 6,042,000 shares of Class A common stock at $16.50 per share consummated on November 23, 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons (JQH) contributed approximately $5.0 million in cash to the Company in exchange for 294,100 shares of Class B common stock (which represents approximately
72% of the voting control of the Company).
The Company contributed the approximate $96 million of net proceeds from the Class A and Class B common stock offerings to John Q. Hammons Hotels, L.P. (the "Partnership") in exchange for a 28.31% general partnership interest.

All significant balances and transactions between the entities and properties have been eliminated.

2. GENERAL

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted.
These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 3, 1997 which included consolidated financial statements for the years ended January 3, 1997 and December 29, 1995.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

The Company considers all operating cash accounts and money market investments with an original maturity of three months or less to be cash
equivalents.    Marketable securities  consist of available- for-sale
commercial paper and government agency obligations which mature or will be available for use in operations in 1997. These securities are valued at current market value, which approximates cost.

The provision for income taxes was determined using an effective income tax rate of 2% in 1996 and 5% in 1997. The lower effective tax rate is due to special allocations of tax depreciation to the Company in excess of its proportionate share of the depreciation related to the book value of the Partnership's net assets.


In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), effective for fiscal years ending after December 15, 1997. The new standard replaces primary earnings per share (EPS) with basic EPS, simplifies EPS calculations and requires restatement of all prior period EPS data. The Company intends to adopt the provisions of SFAS 128 during the fourth quarter of 1997 and expects no material impact.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General
The following discussion and analysis addresses results of operations for the three months ended April 4, 1997 and March 29, 1996.


Total revenues increased to $70.5 million in the 1997 Three Months from $64.6 million in the 1996 Three Months, an increase of $5.9 million or 9.2%. Of the total revenues reported in the 1997 Three Months, 64.4% were revenues from rooms, 28.9% were revenues from food and beverage, and 6.7% were revenues from meeting room rental and other, compared with 62.2%, 30.6%, and 7.2% respectively during the 1996 Three Months.

Rooms revenues increased to $45.4 million in the 1997 Three Months from $40.2 million in the 1996 Three Months, an increase of $5.2 million or 12.8% as a result of increases in average room rates and occupancy and total number of available rooms. Average room rates of all owned hotels increased to $80.08 in the 1997 Three Months from $75.20 in the 1996 Three Months, an increase of $4.88 or 6.5%. Occupancy increased to 63.2% in the 1997 Three Months from 63.1% in the 1996 Three Months, an increase of 0.1 percentage points.

Food and beverage revenues increased to $20.4 million in the 1997 Three Months from $19.8 million in the 1996 Three Months, an increase of $0.6 million or 3.2%. The increase in revenues was attributable to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues increased to $4.7 million in the 1997 Three Months from $4.6 million in the 1996 Three Months, a increase of $0.1 million or 2.6%.

Direct operating costs and expenses - rooms increased to $11.3 million in the 1997 Three Months from $10.3 million in the 1996 Three Months, an increase of $1.0 million or 9.5%. This expense represented 24.8% of rooms revenues in the 1997 Three Month period and 25.6% in the 1996 Three Month period.

Direct operating costs and expenses - Food and beverage increased to $14.8 million in the 1997 Three Months from $14.3 million in the 1996 Three Months, an increase of $0.5 million or 3.7%.

Direct operating costs and expenses - other were $0.7 million in the 1997 and 1996 Three Months.

General, administrative and sales expenses increased to $20.1 million in the 1997 Three Months from $19.4 million in the 1996 Three Months, an increase of $0.7 million or 3.7%. The increased expenses were a result of a greater number of hotels open during the 1997 Three Months.

Repairs and maintenance expenses increased to $2.9 million in the 1997 Three Months from $2.6 million in the 1996 Three Months, an increase of $0.3 million or 11.7%. The increase was a result of the Company's increased number of hotels open.

Depreciation and amortization expenses increased to $6.9 million in the 1997 Three Months from $5.9 million in the 1996 Three Months, an increase of $1.0 million or 17.1%. These expenses represented 9.8% of total revenues in the 1997 Three Month period and 9.2% of total revenues in the 1996 Three Month period. The increase was attributable to the greater number of open hotels during the period.

Income from operations increased to $13.8 million in the 1997 Three Months from $11.4 million in the 1996 Three Months, an increase of $2.4 million or 20.6%. The increase was primarily due to the higher amount of total revenue.

Interest income decreased to $0.4 million in the 1997 Three Months from $0.7 million in the 1996 Three Months, a decrease of $0.3 million or 48.3%. The decrease was attributable to lower balances in cash and equivalents and in marketable securities as a result of amounts spent for new construction.

Interest expense and amortization of deferred financing fees decreased to $9.7 million in the 1997 Three Months from $10.0 million in the 1996 Three Months, a decrease of $0.3 million or 2.4%. As a percentage of total revenues, this expense decreased to 13.8% in the 1997 Three Months from 15.4% in the 1996 Three Months as a result of additional capitalized interest associated with projects under construction.

Income before minority interest and provision for income tax increased to $4.4 million in the 1997 Three Months from $2.2 million in the 1996
Three Months, an increase of $2.2 million or 104.7%. As a percentage of total revenues, it increased to 6.3% in the 1997 Three Months from 3.3% in the 1996 Three Months. The increase was primarily due to an increase in income from operations associated with the six hotels opened in 1995 that are continuing to mature towards normal occupancy levels.



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

At April 4, 1997 the Company had $26.0 million of cash and equivalents and
also had $1.6 million of marketable securities.   Such investment is
expected to be used for development of new hotels and other working capital requirements of the Company.

Net cash used by operating activities was $7.1 million for the first three months of 1997 compared to cash provided by operating activities of $ 5.6 million at the end of the first three months of 1996, a decrease of $ 12.7 million. A majority of the decrease was due to the decrease in construction payables and accrued expenses.

The Company incurred net capital expenditures of $45.4 million during the first three months of 1997 and $21.5 million during the first three months
of 1996.   Capital expenditures  include expenditures for development of new hotels and capital improvements on existing hotel properties. During the remainder of 1997 the Company expects capital expenditures to total approximately $179 million, representing $18 million for capital improvements on existing hotels and $161 million for continued new hotel development.

The Company currently has eight hotels under construction. The Company estimates that building and pre-opening costs of these eight hotels will require aggregate funding of approximately $150 million from the Company (net of $124 million included in construction in progress at April 4, 1997). The Company has obtained loans on these eight hotels of $131 million ($31.0 million which had been drawn at April 40, 1997) and expects the remaining 1997 capital requirements to be funded by cash, operating income, and additional loans on four unencumbered hotels.

In addition to the capital expenditures for the hotels under construction, the Company is at various stages in other new hotel development. Capital requirements for the new hotels under development are expected to be provided by (i) mortgage financing secured by the Owned Hotels which are unencumbered: (ii) mortgage financing secured by the eight hotels as described above; and (iii) contributions from third parties.

The Company expects to fund development of new hotels through limited partnerships in which the Company will be the general partner and an affiliate of the general partner will be the limited partner. As permitted by the Indentures relating to the 1994 Notes and the 1995 Notes (the
"1994 and 1995 Note Indentures"), each of these entities will be an "Unrestricted Subsidiary" for purposes thereof, and accordingly, the ability of the Company to fund these entities is subject to certain limitations contained in the 1994 and 1995 Note Indentures. All of the indebtedness of these entities will be non-recourse to the Company. The Company believes that funding permitted under the 1994 and 1995 Note Indentures will be sufficient to meet its development plans.

Based upon current plans relating to the timing of new hotel development, the Company anticipates that its capital resources will be adequate to satisfy its 1997 capital requirements for the currently planned projects and normal recurring capital improvement projects.

The Company made distributions of approximately $ 0.6 million during the first three months of 1997 to its partners. Distributions by the Company to its partners must be made in accordance with provisions of the 1994 and 1995 Note Indentures.



Part II.  OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

     At April 4, 1997 there were no material pending legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.



SIGNATURES:      Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  John Q. Hammons Hotels, Inc.


                                             By:      /s/   John Q. Hammons
                                                  John Q. Hammons
                                                  Chairman, Founder,
                                                  and Chief Executive Officer

                                             By:     /s/ Mel J. Volmert
                                                   Mel J. Volmert
                                                   Executive Vice President and
                                                   Chief Financial Officer

 Dated: May  16, 1997