Form 10-Q
period 1997-07-04
HAMMONS JOHN Q HOTELS INC
filed 1997-08-14
CIK 930796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

(Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13
          OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
          1934

For the quarterly period ended July 4, 1997

                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
          1934

For the transition period from ___________________ to _______________________

Commission file number 033-73340-01


            John Q. Hammons Hotels, Inc.
(Exact name of registrants as specified in their charters)


          Delaware                                 43-1695093
(State or other jurisdiction of incorporation       (IRS Employer
             or organization)                    Identification Nos.)


            300 John Q. Hammons Parkway
                     Suite 900
               Springfield, MO  65806
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


Yes __X__ No ______




                      JOHN Q. HAMMONS HOTELS, INC.

                                INDEX



PART I.   FINANCIAL INFORMATION

                                             PAGE
Item 1.  Financial Statements

     Consolidated Balance Sheets at July 4, 1997 (unaudited)
     and January 3, 1997  (audited) ...................................... 3

     Consolidated Statement of Income for the three and six months ended  July 4, 1997 (unaudited) and June 28, 1996 (unaudited)........ 5

     Consolidated Statements of Changes in Minority Interest
      and Stockholders' Equity for the period January 3, 1997
      to July 4, 1997 (unaudited)  ....................................... 6

     Consolidated Statements of Cash Flows for the six months ended
     July 4, 1997 (unaudited) and June 28, 1996 (unaudited)..............  7

     Notes to Consolidated Financial Statements .........................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations .............................................  10

PART II.    OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings..............................................  16

Item 6.  Reports on Form 8-K............................................  16

         Signatures ....................................................  17





PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                        JOHN Q. HAMMONS HOTELS, INC.
                            AND COMPANIES
                       CONSOLIDATED BALANCE SHEETS
                            (000's omitted)

                                                         ASSETS
                                          July 4, 1997      January 3, 1997
                                           (Unaudited)        (Audited)
CURRENT ASSETS
  Cash and equivalents                              $25,496           $46,449
  Marketable securities                               5,109             2,355
  Receivables -
    Trade, less allowance for doubtful
         accounts of $163                             7,246             5,790
    Construction reimbursements and
         management fees                              1,078               825
  Inventories                                         1,054             1,019
  Prepaid expenses and other                          1,728             1,928
                                                 ----------        ----------
       Total current assets                          41,711            58,366
                                                 ----------        ----------
PROPERTY AND EQUIPMENT, at cost

Land and improvements                                34,806            29,712
Buildings and improvements                          506,533           433,059
Furniture, fixtures and equipment                   189,930           160,198
Construction in progress                            112,117           120,525
                                                 ----------        ----------
                                                    843,386           743,494
Less-accumulated depreciation
     and amortization                              (188,487)         (174,899)
                                                 ----------        -----------
                                                    654,899           568,595
                                                 ----------        -----------

DEFERRED FINANCING COSTS,
 FRANCHISE FEES AND OTHER, net                       32,163            31,111
                                                  ---------         ----------
                                                   $728,773          $658,072
                                                  =========         =========


                        See Notes to Consolidated Financial Statements


                        JOHN Q. HAMMONS HOTELS, INC.
                               AND COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                             (000's omitted)

                                            LIABILITIES AND EQUITY
                                           July 4, 1997        January 3, 1997
                                            (Unaudited)           (Audited)
CURRENT LIABILITIES
     Current maturities of long-term debt      $   9,326             $12,444
     Accounts payable                             20,758              29,977
     Accrued expenses:
       Payroll and related benefits                5,004               4,611
       Sales and property taxes                    8,749               7,069
       Insurance                                  10,392               9,511
       Interest                                   12,611              12,634
       Utilities, franchise fees,  and other       7,318               6,347
                                               ---------          ------------
                    Total current liabilities     74,158              82,593

LONG-TERM DEBT                                   586,870             518,699
OTHER OBLIGATIONS AND DEFERRED REVENUE             9,431               7,024

                                              ----------          ------------
                    Total liabilities            670,459             608,316
                                              ----------          ------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST OF HOLDERS OF
 LIMITED PARTNER UNITS                            39,390              33,662

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 2,000,000 shares
           authorized, none outstanding             --                   --
     Class A common stock, $.01 par value,
      40,000,000 shares authorized,
       6,042,000 shares issued and outstanding        60                  60
     Class B common stock, $.01 par value,
     1,000,000 shares authorized,
      294,100 shares issued and outstanding            3                   3
     Paid-in capital                              96,373              96,373
     Retained deficit, net                       (77,512)            (80,342)
                                              -----------         -----------
                Total  equity                     18,924              16,094
                                              -----------         -----------
                                                $728,773            $658,072
                                               ==========          ==========

               See Notes to Consolidated Financial Statements


                    JOHN Q. HAMMONS HOTELS, INC.
                           AND COMPANIES
                  CONSOLIDATED STATEMENTS OF INCOME
                          (000's omitted)

                                  Three Months Ended       Six Months Ended
                      July 4,1997  June 28, 1996    July 4,1997  June 28, 1996
REVENUES :                (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)
Rooms                         $50,582     $44,126       $95,979        $84,357
Food and beverage              20,841      19,435        41,238         39,196
Meeting room rental and other   4,796       4,782         9,544          9,410
                           ----------    ----------  ----------    ------------
             Total revenues    76,219      68,343       146,761        132,963
                           ----------    ----------  ----------    ------------

OPERATING EXPENSES :
Direct operating costs and expenses
  Rooms                        12,573      10,826        23,842         21,120
  Food and beverage            15,100      14,448        29,938         28,751
  Other                           829         734         1,579          1,450
General, administrative
 and sales expenses            20,279      18,428        40,352         37,792
Repairs and maintenance         3,189       3,036         6,094          5,636
Depreciation and amortization   8,104       6,025        15,037         11,946
                           ----------    ----------   -----------   ------------
Total operating expenses       60,074      53,497       116,842        106,695
                           ----------    ----------   -----------   ------------
INCOME FROM OPERATIONS         16,145      14,846        29,919         26,268

OTHER INCOME (EXPENSE) :
Interest income                   130         526           489          1,220
Interest expense and amortization
  of deferred financing fees  (10,168)     (9,470)      (19,886)       (19,429)
                            ----------   ----------   ------------  ------------
INCOME BEFORE MINORITY INTEREST AND PROVISION
FOR INCOME TAXES                6,107       5,902        10,522          8,059
Minority interest in earnings
 of partnership                (4,378)     (4,231)       (7,543)        (5,777)
                            ----------  -----------   ------------   -----------
INCOME BEFORE PROVISION
FOR INCOME TAXES                1,729       1,671         2,979          2,282
 Provision for income taxes       (86)        (33)         (149)           (45)
                            ----------  -----------    ----------    ----------
NET INCOME                     $1,643      $1,638        $2,830         $2,237
                               =======     =======      ========       =======
UNAUDITED EARNINGS PER SHARE
Per share net income allocable
 to the Company                 $0.26      $0.26          $0.45        $0.35
                               =======     ======         ======       ======

See Notes to Consolidated Financial Statements


                              JOHN Q. HAMMONS HOTELS, INC.
                                   AND COMPANIES
                     CONSOLIDATED STATEMENT OF CHANGES IN MINORITY INTEREST
                             AND STOCKHOLDERS EQUITY
                                     (000's omitted)
                                   Stockholders' Equity


                             Class A     Class B
                 Minority    Common    Common Paid-In    Company
                 Interest    Stock     Stock  Capital Retained Deficit Total
BALANCE,
January 3, 1997
 (Audited)      $33,662       $60        $3     $96,373   ($80,342)  $16,094


Distribution for
income taxes     (1,815)       --        --        --         --        --


Net income allocable
to the Company     --          --        --        --        2,830     2,830


Minority interest
in earnings of
 partnership      7,543        --        --        --           --       --

BALANCE,        ---------   -------   -----     -------   --------  -----------
July 4, 1997
(Unaudited)     $39,390       $60        $3     $96,373   ($77,512)  $18,924
                =========    =====     =====    =======    ========  =======



                      See Notes to Consolidated Financial Statements



                    JOHN Q. HAMMONS HOTELS, INC.
                           AND COMPANIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (000's omitted)

                                                   Six Months Ended
                                               July 4,1997  June 28, 1996
                                               (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $ 2,830      $ 2,237
Adjustments to reconcile net income to cash
      provided by operating activities-
   Depreciation, amortization, and
      loan cost amortization                         15,996       12,861
Minority interest in earnings of the partnership      7,543        5,777

Changes in certain assets and liabilities-
          Receivables                                (1,709)       1,785
          Inventories                                   (35)         116
          Prepaid expenses and other                    200          600
          Accounts payable                           (9,219)       2,406
          Accrued expenses                            3,902        1,111
          Other obligations and deferred revenue      2,407         (308)
                                                  ---------      ---------
     Net cash provided by operating activities       21,915       26,585
                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment, net       (99,542)     (50,659)
        Franchise fees and other                     (3,810)      (1,496)
        Sale (purchase)of marketable securities, net (2,754)       5,535
                                                  ---------     ----------
     Net cash used in investing activities         (106,106)     (46,620)
                                                 ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from borrowing                      66,831       19,000
        Repayments of debt                           (1,778)      (1,068)
        Distributions                                (1,815)      (1,675)
                                                 ----------     ---------
     Net cash provided by  financing activities      63,238       16,257
                                                 ----------     ---------
Increase (decrease) in cash and equivalents         (20,953)      (3,778)
CASH AND EQUIVALENTS, beginning of period            46,449       41,777
                                                 ----------      --------
CASH AND EQUIVALENTS, end of period                 $25,496      $37,999
                                                  =========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized $18,918       $18,567
                                                   ========       =======

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

2. GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 3, 1997 which included financial statements for the years ended January 3, 1997 and December 29, 1995.

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

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS128), effective for fiscal years ending after December 15, 1997. The new standard replaces primary earnings per share (EPS) with basic EPS, simplifies EPS calculations and requires restatement of all prior period EPS data. The Company intends to adopt the provisions of SFAS 128 during the fourth quarter of 1997 and expects no material impact.

In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS
130), which requires comprehensive income and the associated income tax expense or benefit be reported in a financial statement with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. SFAS 130 permits the statement of changes in shareholders equity to be used to meet this requirement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income but bypass net income. The Company intends to adopt SFAS 130 in the first quarter of fiscal 1998. The Company anticipates that adoption of SFAS 130 will not be material.

Also in June of 1997, The FASB issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS
OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131), which requires disclosures for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company intends to adopt SFAS 131 in the first quarter of fiscal 1998. The Company anticipates that adoption of SFAS 131 will not be material.


Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General
The following discussion and analysis addresses results of operations for the three and six months ended July 4, 1997 and June 28, 1996.

THREE MONTHS

Total revenues increased to $76.2 million in the 1997 Three Months from $68.3 million in the 1996 Three Months, an increase of $7.9 million or 11.5%. Of the total revenues reported in the 1997 Three Months, 66.4% were revenues from rooms, 27.3% were revenues from food and beverage, and 6.3% were revenues from meeting room rental and other, compared with 64.6%, 28.4%, and 7.0%, respectively during the 1996 Three Months.

Rooms revenues increased to $50.6 million in the 1997 Three Months from $44.1 million in the 1996 Three Months, an increase of $6.5 million or 14.6% because of increases in average room rates and total number of available rooms. Average room rates of Mature Hotels
(open more than one year) increased to $79.48 in the 1997 Three
Months from $76.24 in the 1996 Three Months, an increase of $3.24 or 4.2%. Occupancy of Mature Hotels decreased to 68.0% in the 1997
Three Months from 68.3% in the 1996 Three Months, a decrease of
0.3 percentage points. The lower occupancy was primarily due to the increased number of limited service rooms opening in the immediate market of some Company hotels.

Food and beverage revenues increased to $20.8 million in the 1997
Three Months from $19.4 million in the 1996 Three Months, an increase of $1.4 million or 7.2%. The increase in revenues was attributable to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues were $4.8 million in the 1997 and 1996 Three Months.

Rooms operating expenses increased to $12.6 million in the 1997
Three Months from $10.8 million in the 1996 Three Months, an increase of $1.8 million or 16.1%. This expense represented 24.9% of rooms revenues in the 1997 Three Month period and 24.5% in the 1996 Three Month period.


Food and beverage operating expenses increased to $15.1 million in the 1997 Three Months from $14.4 million in the 1996 Three Months, an increase of $0.7 million or 4.5%.

Other operating expenses increased to $0.8 million in the 1997 Three Months from $0.7 million in the 1996 Three Months, an increase of $0.1 million or 12.9%.

General, administrative and sales expenses increased to $20.3 million in the 1997 Three Months from $18.4 million in the 1996 Three
Months, an increase of $1.9 million or 10.0%. The increased expenses were a result of expenses incurred during the 1997 Three
Months associated with the opening of more rooms during 1996 and 1997.

Repairs and maintenance expenses increased to $3.2 million in the 1997 Three Months from $3.0 million in the 1996 Three Months, an increase of $0.2 million or 5.0%. The increase was a result of the Company's increased number of hotels open.

Depreciation and amortization expenses increased to $8.1 million in the 1997 Three Months from $6.0 million in the 1996 Three Months, an increase of $2.1 million or 34.5%. These expenses represented
10.6% of total revenues in the 1997 Three Months and 8.8% of total revenues in the 1996 Three Months. The increase was a result of additional capital expenditures related to new hotels and improvements in existing properties.


Income from Operations increased to $16.1 million in the 1997 Three Months from $14.8 million in the 1996 Three Months, an increase of $1.3 million or 8.7%. The increase was due primarily to the higher amount of total revenue offset in part by higher depreciation from new hotels open during the 1997 quarter.

Interest income decreased to $0.1 million in the 1997 Three Months from $0.5 million in the 1996 Three Months, a decrease of $0.4 million. The decrease was attributable to lower balances in cash and equivalents because of amounts spent for new construction.

Interest expense and amortization of deferred financing fees increased to $10.2 million in the 1997 Three Months from $9.5 million in the 1996 Three Months, an increase of $0.7 million or 7.4%. As a percentage of total revenues, this expense decreased to 13.3% in the 1997 Three Months from 13.9% in the 1996 Three Months.

Income before minority interest and provision for income taxes increased to $6.1 million in the 1997 Three Months from $5.9 million in the 1996 Three Months, an increase of $0.2 million or 3.5%. As a percentage of total revenues, income before minority interest and provision for income taxes decreased to 8.0% in the 1997 Three
Months from 8.6% in the 1996 Three Months. The increase in income before minority interest and provision for income taxes was due primarily to growth in revenue from new hotels opened in 1996 and 1997 offset by the increase in depreciation and interest expense associated with these openings.

SIX MONTHS

Total revenues increased to $146.8 million in the 1997 Six Months from $133.0 million in the 1996 Six Months, an increase of $13.8 million or 10.4%. Of the total revenues reported in the 1997 Six Months, 65.4% were revenues from rooms, 28.1% were revenues from food and beverage, and 6.5% were revenues from meeting room rental and other, compared with 63.4%, 29.5%, and 7.1% respectively during the 1996 Six Months.

Rooms revenues increased to $96.0 million in the 1997 Six Months from $84.4 million in the 1996 Six Months, an increase of $11.6 million or 13.8% as a result of increases in average room rates and total number of available rooms. Average room rates of Mature Hotels increased to $78.90 in the 1997 Six Months from $75.74 in the 1996
Six Months, an increase of $3.16 or 4.2%.  Occupancy of Mature
Hotels decreased to 65.6% in the 1997 Six Months from 65.7% in the 1996 Six Months, a decrease of 0.1 percentage points.

Food and beverage revenues increased to $41.2 million in the 1997
Six Months from $39.2 million in the 1996 Six Months, an increase of $2.0 million or 5.2%. The increase in revenues was attributable to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues increased to $9.5 million in the 1997 Six Months from $9.4 million in the 1996 Six Months, an increase of $0.1 million or 1.4%.

Rooms operating expenses increased to $23.8 million in the 1997 Six Months from $21.1 million in the 1996 Six Months, an increase of $2.7 million or 12.9%. This expense represented 24.8% of rooms revenues in the 1997 Six Month period and 25.0% in the 1996 Six Month period.

Food and beverage operating expenses increased to $29.9 million in the 1997 Six Months from $28.8 million in the 1996 Six Months, an increase of $1.1 million or 4.1%.

Other operating expenses increased to $1.6 million in the 1997 Six Months from $1.5 million in the 1996 Six Months, an increase of $0.1 million or 8.9%.

General, administrative and sales expenses increased to $40.4 million in the 1997 Six Months from $37.8 million in the 1996 Six Months, an increase of $2.6 million or 6.8%. The increased expenses were a result of expenses incurred during the 1997 Six Months associated with the opening of more rooms.

Repairs and maintenance expenses increased to $6.1 million in the 1997 Six Months from $5.6 million in the 1996 Six Months, an increase of $0.5 million or 8.1%. The increase was a result of the Company's increased number of hotels open.

Depreciation and amortization expenses increased to $15.0 million in the 1997 Six Months from $11.9 million in the 1996 Six Months, an increase of $3.1 million or 25.9%. These expenses represented
10.2% of total revenues in the 1997 first half and 9.0% of total revenues in the first half of 1996.


Income from Operations increased to $29.9 million in the 1997 Six
Months from $26.3 million in the 1996 Six Months, an increase of $3.6 million or 13.9%. The increase was due primarily to the higher amount of total revenue offset in part by higher depreciation from new hotels.

Interest income decreased to $0.5 million in the 1997 Six Months from $1.2 million in the 1996 Six Months, a decrease of $0.7 million. The decrease was attributable to lower balances in cash and equivalents and in marketable securities as a result of amounts spent for new construction.

Interest expense and amortization of deferred financing fees increased to $19.9 million in the 1997 Six Months from $19.4 million in the 1996 Six Months, an increase of $0.5 million or 2.4%. As a percentage of total revenues, this expense decreased to 13.5% in the 1997 Six Months from 14.6% in the 1996 Six Months.

Income before minority interest and provision for income taxes increased to $10.5 million in the 1997 Six Months from $8.1 million in the 1996 Six Months, an increase of $2.4 million or 30.6%. As a percentage of total revenues, income before minority interest and provision for income taxes increased to 7.2% in the 1997 Six Months from 6.1% in the 1996 Six Months. The increase was due primarily to an increase in total revenue offset in part by depreciation and interest expense associated with the opening of hotels in 1995 and 1996 that have not reached normal occupancy levels.

Liquidity and Capital Resources

In general, the Company has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt
and equity  and the issuance of industrial revenue bonds.   In the
future the Company may obtain mortgage financing secured by unencumbered hotels and construction in progress to provide additional liquidity, if necessary. The Company's principal uses of cash are to pay operating expenses, to service debt, to fund capital expenditures, to fund new hotel development and to make partnership distributions.

On July 4, 1997 the Company had $25.5 million of cash and equivalents and also had $5.1 million of marketable securities. These amounts are expected to be used for development of new hotels and other working capital requirements of the Company.

Net cash provided by operating activities was $21.9 million for the first six months of 1997 compared to $ 26.6 million for the first six months of 1996, a decrease of $ 4.7 million. A majority of the decrease was due to an increase in trade and construction related receivables and decreases in construction payables at July 4, 1997.

The Company incurred net capital expenditures of $99.5 million during the first six months of 1997 and $ 50.7 million during the first six
months of 1996.   Capital expenditures  include expenditures for
development of new hotels and capital improvements on existing hotel properties. During the remainder of 1997 the Company expects capital expenditures to total approximately $106 million, representing $13 million for capital improvements on existing hotels and $93 million for continued new hotel development.

The Company currently has six hotels under construction.   The
Company estimates the remaining building and pre-opening costs of the six hotels will require funding of approximately $111 million. Construction in progress at July 4, 1997 included $99 million expended for these projects.

The Company has received loans and loan commitments for the
projects under construction in the amount of $144 million.   Ninety-
nine million was available to draw as of July 4, 1997.

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

The Company's development activity restricts its ability to grow earnings per share in the short term. This is due to fixed charges such as depreciation and interest that exceed new hotels operating cash flow in the first one to two years of operations after opening. The Company plans to continue with its development of full-service, and all-suite hotels based on favorable market fundamentals and because few hotels are being constructed in the upscale sector of the overall hotel industry.

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

Based upon current plans relating to the timing of new hotel development, the Company anticipates that its capital resources will be adequate to satisfy its 1997 capital requirements for the currently planned projects and normally recurring capital improvement projects.

The Company accrued distributions of approximately $ 1.8 million during the first six months of 1997 to its partners. Distributions by the Company to its partners must be made in accordance with provisions of the 1994 and 1995 Note Indentures.

Part II.  OTHER INFORMATION AND SIGNATURES
Item 1. Legal Proceedings

     As of July 4, 1997 there were no material pending legal proceedings.

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
                                                        Officer

 Dated: August  14, 1997