Form 10-Q
period 1997-10-03
HAMMONS JOHN Q HOTELS INC
filed 1997-11-17
CIK 930796

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1997

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to ___________________

Commission File number 1-13486


                         John Q. Hammons Hotels, Inc.
            (Exact name of registrant as specified in its charter)




                  Delaware                             43-1695093
(State or other jurisdiction of incorporation         (IRS Employer
              or organization)                     Identification No.)



                          300 John Q. Hammons Parkway
                                   Suite 900
                             Springfield, MO  65806
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (417) 864-4300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------     -------

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                    ASSETS

                                                                   October 3, 1997              January 3, 1997
                                                                   ----------------            ----------------
                                                                     (Unaudited)                  (Audited)
CURRENT ASSETS
   Cash and equivalents                                               $  47,137                   $  46,449
   Marketable securities                                                  6,234                       2,355
   Receivables
          Trade, less allowance for doubtful accounts of $163             8,298                       5,790
          Construction reimbursements and management fees                 2,159                         825
  Inventories                                                             1,141                       1,019
  Prepaid expenses and other                                                585                       1,928
                                                                      ---------                   ---------
                                         Total current assets            65,554                      58,366
                                                                      ---------                   ---------
PROPERTY AND EQUIPMENT, at cost
  Land and improvements                                                  40,093                      29,712
  Buildings and improvements                                            551,956                     433,059
  Furniture, fixtures and equipment                                     199,192                     160,198
  Construction in progress                                               89,335                     120,525
                                                                      ---------                   ---------
                                                                        880,576                     743,494
  Less-accumulated depreciation and amortization                       (189,109)                   (174,899)
                                                                      ---------                   ---------
                                                                        691,467                     568,595
                                                                      ---------                   ---------
  DEFERRED FINANCING COSTS, FRANCHISE FEES
   AND OTHER, net                                                        29,812                      31,111
                                                                      ---------                   ---------
                                                                      $ 786,833                   $ 658,072
                                                                      =========                   =========



                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)
                             LIABILITIES AND EQUITY

                                                           October 3, 1997   January 3, 1997
                                                           ----------------  ----------------
                                                             (Unaudited)        (Audited)
CURRENT LIABILITIES
  Current portion of long-term debt                            $ 30,433          $ 12,444
  Accounts payable                                               23,297            29,977
  Accrued expenses
     Payroll and related benefits                                 4,618             4,611
     Sales and property taxes                                     9,920             7,069
     Insurance                                                   10,678             9,511
     Interest                                                     3,675            12,634
     Utilities, franchise fees and other                          6,846             6,347
                                                               --------          --------
                            Total current liabilities            89,467            82,593


LONG-TERM DEBT                                                  632,187           518,699

OTHER OBLIGATIONS AND DEFERRED REVENUE                            5,425             7,024
                                                               --------          --------
                            Total liabilities                   727,079           608,316
                                                               --------          --------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST OF HOLDERS OF LIMITED
PARTNER UNITS                                                    40,273            33,662

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000 shares
  authorized, none outstanding                                       --                --
Class A common stock, $.01 par value, 40,000,000 shares
  authorized, 6,042,000 shares issued and outstanding                60                60
Class B common stock, $.01 par value, 1,000,000 shares
  authorized, 294,100 shares issued and outstanding                   3                 3
Paid-in capital                                                  96,373            96,373
Retained deficit, net                                           (76,955)          (80,342)
                                                               --------          --------
                            Total equity                         19,481            16,094
                                                               --------          --------
                                                               $786,833          $658,072
                                                               ========          ========

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (000's omitted)

                                                                Three Months Ended                      Nine Months Ended
                                                        Oct. 3, 1997         Sept. 27, 1996    Oct. 3, 1997         Sept. 27, 1996
                                                       -------------------------------------  -------------------------------------
                                                                    (Unaudited)                            (Unaudited)
REVENUES:
     Rooms                                                      $ 53,360            $45,563            $149,339           $129,920

     Food and beverage                                            19,472             17,308              60,710             56,504

     Meeting room rental and other                                 6,032              4,458              15,576             13,868
                                                                --------            -------            --------           --------
         Total revenues                                           78,864             67,329             225,625            200,292
                                                                --------            -------            --------           --------
OPERATING EXPENSES:
  Direct operating costs and expenses

     Rooms                                                        13,250             10,953              37,092             32,073

     Food and beverage                                            14,888             13,107              44,826             41,858

     Other                                                           878                704               2,457              2,154

  General, administrative and sales expenses                      23,406             18,463              63,758             56,255

  Repairs and maintenance                                          3,227              2,890               9,321              8,526

  Depreciation and amortization                                    9,422              6,310              24,459             18,256
                                                                --------            -------            --------           --------
         Total operating costs                                    65,071             52,427             181,913            159,122
                                                                ========            =======            ========           ========
INCOME FROM OPERATIONS                                            13,793             14,902              43,712             41,170

OTHER INCOME (EXPENSE)

  Interest income                                                    298                570                 787              1,790

  Interest expense and amortization of deferred
         financing fees                                          (12,022)            (9,109)            (31,908)           (28,538)
                                                                --------            -------            --------           --------

INCOME BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES                                     2,069              6,363              12,591             14,422

  Minority interest in earnings of partnership                    (1,483)            (4,562)             (9,026)           (10,339)
                                                                --------            -------            --------           --------
INCOME BEFORE PROVISION FOR
INCOME TAXES                                                         586              1,801               3,565              4,083

  Provision for income taxes                                         (29)               (37)               (178)               (82)
                                                                --------            -------            --------           --------
NET INCOME                                                      $    557            $ 1,764            $  3,387           $  4,001
                                                                ========            =======            ========           ========
UNAUDITED EARNINGS PER SHARE

Per share net income allocable to Company                          $0.09              $0.28               $0.54              $0.63
                                                                ========            =======            ========           ========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
            CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                           AND STOCKHOLDERS' EQUITY
                                (000's omitted)


                                                                           STOCKHOLDERS' EQUITY
                                                                           --------------------
                                                 Minority      Class A     Class B     Paid-In        Company        Total
                                                 --------      -------     -------     -------        -------        -----
                                                 Interest      Common      Common      Capital       Retained
                                                 --------      -------     ------      -------       --------
                                                                Stock       Stock                     Deficit
                                                                -----       -----                     -------
BALANCE, January 3, 1997 (audited)               $33,662         $60         $3        $96,373       ($80,342)      $16,094

Distribution for income taxes                     (2,415)         --         --             --             --            --

Net income allocable to the Company                   --          --         --             --          3,387         3,387

Minority interest in earnings of partnership       9,026          --         --             --             --            --
                                                 -------         ---         --        -------       --------       -------
BALANCE, October 3, 1997                         $40,273         $60         $3        $96,373       ($76,955)      $19,481
(Unaudited)                                      =======         ===         ==        =======       ========       =======



                See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                (000's omitted)

                                                                                                       Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         October 3, 1997   September 27, 1996
                                                                                              ----------------  -------------------
                                                                                                           (Unaudited)
     Net income                                                                                     $   3,387              $  4,001
     Adjustments to reconcile net income to cash provided by operating activities-
          Depreciation, amortization, and loan cost amortization                                       25,931                19,596
          Minority interest in earnings of partnership                                                  9,026                10,339
     Changes in certain assets and liabilities
          Receivables                                                                                  (3,842)                  689
          Inventories                                                                                    (122)                  127
          Prepaid expenses and other                                                                    1,343                   870
          Accounts payable                                                                             (6,680)                3,359
          Accrued expenses                                                                             (4,435)               (1,071)
          Other obligations and deferred revenue                                                       (1,599)                 (462)
                                                                                                    ---------              --------
                   Net cash provided by operating activities                                           23,009                37,448
                                                                                                    ---------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment, net                                                        (144,245)              (92,742)
     Franchise fees and other                                                                          (3,259)               (1,761)
     Sale(purchase) of marketable securities, net                                                      (3,879)               14,936
                                                                                                    ---------              --------
                   Net cash used in investing activities                                             (151,383)              (79,567)
                                                                                                    ---------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                                                         152,159                32,133
     Repayments of debt                                                                               (20,682)               (1,068)
     Distributions                                                                                     (2,415)               (2,680)
                                                                                                    ---------              --------
                   Net cash provided by financing activities                                          129,062                28,385
                                                                                                    ---------
Increase (decrease) in cash and equivalents                                                               688               (13,734)
CASH AND EQUIVALENTS, beginning of period                                                              46,449                41,777
                                                                                                    ---------              --------
CASH AND EQUIVALENTS, end of period                                                                 $  47,137              $ 28,043
                                                                                                    =========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR INTEREST, net of amounts capitalized                                                  $  39,395              $ 31,671
                                                                                                    =========              ========


                 See Notes to Consolidated Financial Statements

JOHN Q. HAMMONS HOTELS, INC. AND COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   ENTITY MATTERS

The accompanying consolidated financial statements include the accounts of John
Q. Hammons Hotels, Inc. and John Q. Hammons Hotels, L.P. and subsidiaries. (Collectively the Company or, as the context may require, John Q. Hammons Hotels, Inc. only).

The Company was formed in September 1994 and had no operations or assets prior to its initial public offering of Class A common stock in November 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons (JQH) contributed approximately $5 million in cash to the Company in exchange for 294,100 shares of Class B common stock (which represents approximately 72% of the voting control of the Company). The Company contributed the approximate $96 million of net proceeds from the Class A and Class B common stock offerings to John Q. Hammons Hotels, L.P. (the "Partnership") in exchange for a 28.31% general partnership interest.

All significant balances and transactions between the entities and properties have been eliminated.

2.   GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 3, 1997, which included financial statements for the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

The Company considers all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 1997. These securities are valued at current market value, which approximates cost.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS 130), which requires comprehensive income and the associated income tax expense or benefit be reported in a financial statement with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. SFAS 130 permits the statement of changes in shareholders equity to be used to meet this requirement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income but bypass net income. The Company intends to adopt SFAS 130 in the first quarter of fiscal 1998. The Company anticipates that adoption of SFAS 130 will not be material.

Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131), which requires disclosure for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company intends to adopt SFAS 131 in the first quarter of fiscal 1998. The Company anticipates that adoption of SFAS 131 will not be material.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

For purposes of this discussion, the Company classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

The Company has opened five New Hotels in the past nine months, and has an additional five hotels under construction. The Company's development activity restricts its ability to grow per share income in the short term. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New Hotels mature, the Company expects, but there can be no assurance, that the operating expenses for these hotels will decrease as a percentage of revenues. This has been the Company's experience in the past.

The Company plans to continue with its development of full-service, and all-suite hotels based on favorable market fundamentals and because few hotels are being constructed in the upscale sector of the hotel industry. While the Company believes its development efforts represent the best long-term strategy, continued aggressive New Hotel developments is likely to have a negative effect on short-term earnings.

The Company continues to evaluate its properties and how best to allocate capital resources. For example, the Company currently plans to sell six of its lower-performing properties over the next several months. This sale would eliminate significant capital replacement costs necessary to continue operation of these hotels in their current franchises, and allow the Company to invest its resources in newer assets.

The following discussion and analysis addresses results of operations for the three and nine months ended October 3, 1997 and September 27, 1996.

THREE MONTHS

General. For the three months ended October 3, 1997 (1997 Three Months), the Company's 37 Mature Hotels generated total revenues of $68.9 million, an increase of $2.0 million, or 3.0%, compared to the three months ended September 27, 1996 (1996 Three Months). During the same period, the Mature Hotels' income from operations increased to $13.7 million, an increase of $1.4 million, or 11.4%. Earnings before interest, taxes, depreciation and amortization (EBITDA) related to the Mature Hotels increased to $20.5 million, an increase of $1.6 million, or 8.3%. As a percentage of total revenues, EBITDA related to the Mature Hotels increased to 29.7% in the 1997 Three Months from 28.3% in the same period of the prior year.

The Company's seven New Hotels generated total revenues of $8.9 million during the 1997 Three Months compared to $0.2 million in the 1996 Three Months when only one of the New Hotels was open. Loss from operations for the New Hotels was $2.0 million, and the New Hotels' EBITDA for the current quarter was $0.8 million compared to $0.1 million in the 1996 Six Months.

Total revenues increased $11.5 million, or 17.1%, compared to the 1996 Three Months, primarily as a result of the continued growth of the New Hotels, including the two hotels opened during the quarter, and, to a lesser extent, revenue growth at the Mature Hotels.

Rooms revenues increased $7.8 million, or 17.1%, from the 1996 Three Months, but remained stable as a percentage of total revenues, at 67.7%. The dollar increase was primarily due to increased rooms revenues from the New Hotels. Also contributing to the rooms revenue growth was a 5.8% increase in average room rate for the Mature Hotels.

Food and beverage revenues increased $2.2 million, or 12.5%, compared to the 1996 Three Months, and decreased slightly as a percentage of total revenues, to 24.7%, from 25.7%. Sales at the New Hotels with full food and beverage services accounted for the overall dollar increase in food and beverage revenues.

Meeting room rental and other revenues increased $1.6 million, or 35.3%, from the 1996 Three Months, and increased as a percentage of revenues, from 6.6% to 7.6%. The majority of the increase was a result of increased meeting and convention business in the Mature Hotels as well as revenues from the New Hotels.

In general, as discussed below, the Company's total operating expenses increased as a percentage of revenues, primarily related to the New Hotels. During the 1997 Three Months, the Mature Hotels decreased total operating expenses for the Mature Hotels compared to the same period in the prior year.

Rooms operating expenses increased $2.3 million, or 21.0%, compared to the 1996 Three Months, and increased slightly as a percentage of rooms revenues, to 24.8% compared to 24.0%. The increase related entirely to expenses for New Hotels. For the Mature Hotels, rooms operating expenses decreased as a percentage of rooms revenues, to 24.3% compared to 24.6% in the 1996 Three Months.

Food and beverage operating expenses increased $1.8 million, or 13.6%, compared to the 1996 Three Months, and increased slightly as a percentage of food and beverage revenues, to 76.5% from 75.7%. The increase was attributable entirely to the New Hotels. Food and beverage operating expenses for the Mature Hotels decreased as a percentage of food and beverage revenues, to 75.3% compared to 75.7% in the 1996 Three Months.

Other operating expenses increased $0.2 million, or 24.7%, compared to the 1996 Three Months, and decreased as a percentage of meeting room rental and other revenues, to 14.6% from 15.8% in the same period of the prior year.

General, administrative and sales expenses increased $4.9 million, or 26.8%, over the 1996 Three Months, and increased as a percentage of revenues to 29.7% from 27.4%. The increase was primarily attributable to expenses associated with the New Hotels, including management and sales payroll and marketing. General, administrative and sales expenses for the Mature Hotels remained stable at 27.1% of total revenues in both the 1997 and 1996 third quarters.

Repairs and maintenance expenses increased $0.3 million, or 11.7%, compared to the 1996 Three Months, but decreased as a percentage of revenues, to 4.1% from 4.3%. This decrease as a percentage of revenues occurred since the New Hotels require lower repairs and maintenance in the first two to three years after opening.

Depreciation and amortization expenses increased $3.1 million, or 49.3%, compared to the 1996 Three Months, and increased as a percentage of revenues to 11.9% from 9.4%. Depreciation and amortization increased as a percentage of total revenues due to the New Hotels, as depreciation and amortization expenses are higher in the initial years of a New Hotel's operation.

Income from operations decreased $1.1 million, or 7.4%, compared to the 1996 Three Months, and decreased as a percentage of revenues, from 22.1% to 17.5%. Expenses related to operating the New Hotels, particularly general, administrative and sales expenses and depreciation and amortization, increased more rapidly than revenues.

Interest income decreased $0.3 million, or 47.7%, from the third quarter of 1996, and decreased to 0.4% of revenues, from 0.8%, as the Company spent additional amounts for new construction and carried lower cash, cash equivalents and marketable securities balances.

Interest expense and amortization of deferred financing fees increased $2.9 million, or 32.0%, from the 1996 Three Months, and increased as a percentage of total revenues to 15.2% from 13.5%. These increased costs related to interest expense on financing for the New Hotels.

Income before minority interest and provision for income taxes decreased $4.3 million, or 67.5%, from the three months ended September 27, 1996, and decreased as a percentage of revenues to 2.6% from 9.5%. The decrease was primarily attributable to higher depreciation and amortization costs as well as interest expense associated with the Company's New Hotels.


NINE MONTHS

General. For the nine months ended October 3, 1997 (1997 Nine Months), the 37 Mature Hotels generated total revenues of $205.1 million, an increase of $5.5 million, or 2.8%, compared to the nine months ended September 27,1996 (1996 Nine Months). During the same period the Mature Hotels' income from operations increased to $40.2 million, an increase of $4.4 million, or 12.3%. EBITDA for the 1997 Nine Months increased to $59.5 million, an increase of $4.3 million, or 7.8%. As a percentage of total revenues, EBITDA increased to 29.0% in the 1997 Nine Months from 27.7% in the 1996 Nine Months.

The seven New Hotels generated total revenues of $20.1 million during the 1997 Nine Months compared to $0.2 million in the 1996 Nine Months when only one of the New Hotels was open. Loss from operations for the New Hotels was $2.9 million, and the New Hotels' EBITDA for the 1997 Nine Months was $3.4 million compared to $0.1 million in the 1996 Nine Months.

Total revenues increased $25.3 million in the 1997 Nine Months, or 12.6%, compared to the 1996 Nine Months, primarily due to revenues generated by the New Hotels.

Rooms revenues increased $19.4 million, or 14.9%, compared to the 1996 Nine Months, and increased as a percentage of total revenues to 66.2% from 64.9%. The increase was primarily attributed to the New Hotels which achieved a 58.9% occupancy and a $107.82 average room rate in the 1997 Nine Months. The New Hotels had 229,365 rooms available in the 1997 Nine Months compared to 2,438 in the 1996 Nine Months when only one of the seven New Hotels was open. Rooms available is a function of the number of hotels open and the number of months each hotel operates during the respective period.

Food and beverage revenues increased $4.2 million, or 7.4%, compared to the 1996 Nine Months, as the result of the New Hotels. These revenues decreased as a percentage of total revenues to 26.9% from 28.2%, however, since the New Hotels include two Homewood Suites extended-stay hotels which do not offer food and beverage services.

Meeting room rental and other revenues increased $1.7 million, or 12.3%, compared to the 1996 Nine Months, and remained stable as a percentage of total revenues, at 6.9%.

Rooms operating expenses increased $5.0 million, or 15.6%, and increased slightly as a percentage of room revenues, to 24.8% from 24.7%. The overall dollar increase related to growth in the total number of rooms occupied generated by the New Hotels.

Food and beverage operating expenses increased $3.0 million, or 7.1%, compared to the 1996 Nine Months, but decreased slightly as a percentage of food and beverage revenues, to 73.8% from 74.1%, due to improved cost controls in the Mature Hotels.

Other operating expenses increased $0.3 million, or 14.1%, compared to the 1996 Nine Months, and remained relatively stable as a percentage of meeting room rental and other revenues at 15.8% in the 1997 Nine Months compared to 15.5% in the same period of the prior year.

General, administrative and sales expenses increased $7.5 million, or 13.3%, compared to the 1996 Nine Months, and increased only slightly as a percentage of total revenues, to 28.3% from 28.1%. The slight increase in general, administrative and sales expenses as a percentage was associated with the New Hotels, which generally had a higher expense margin than did the Mature Hotels, which is common in New Hotels.

Repairs and maintenance expenses increased $0.8 million, or 9.3%, compared to the 1996 Nine Months, and decreased slightly as a percentage of total revenues to 4.1% from 4.3%. As the total mix of the Company's hotel rooms shifted to newer rooms, these expenditures declined as a percentage of revenues.

Depreciation and amortization expenses increased $6.2 million, or 34.0%, compared to the 1996 Nine Months, and increased as a percentage of total revenues to 10.8% from 9.1%. The Company recognized $6.3 million of depreciation and amortization expenses related to the seven New Hotels open during the 1997 Nine Months as compared to $0.1 million in the 1996 Nine Months, when only one of the seven New Hotels was open. As noted above, depreciation and amortization expenses are higher in the initial years of a New Hotel's operation.

Income from operations increased $2.5 million, or 6.2%, compared to the 1996 Nine Months, but decreased as a percentage of revenues to 19.4% from 20.6%, as the growth in depreciation and amortization expenses for the Company's New Hotels increased more rapidly than related revenues.

Interest income decreased $1.0 million, or 56.0%, compared to the 1996 Nine Months, and decreased as a percentage of revenues to 0.3% from 0.9%, as the Company spent additional amounts for new construction and carried lower cash, cash equivalents and marketable securities balances.

Interest expense and amortization of deferred financing fees increased $3.4 million, or 11.8%, compared to the 1996 Nine Months, but remained relatively stable as a percentage of revenues, at 14.1% compared to 14.2%.

Income before minority interest and provision for income taxes decreased $1.8 million, or 12.7%, compared to the 1996 Nine Months. The decrease was attributable to increased depreciation and amortization expense related to the New Hotels.


Liquidity and Capital Resources

In general, the Company has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity and the issuance of industrial revenue bonds. In addition, in the future the Company will utilize existing cash and may obtain mortgage financing secured by construction in progress to provide additional liquidity, when necessary. Any funds from sales of hotels also would be available for these purposes. The Company's principal uses of cash are to pay operating expenses, to service debt, to fund new hotel development, to fund capital improvements on existing hotels and to make partnership distributions.

At October 3, 1997, the Company had $47.1 million of cash and equivalents and $6.2 million of marketable securities, compared to $46.4 million and $2.4 million, respectively, at the end of 1996. Total current assets at October 3, 1997, increased $7.2 million, primarily as the result of the increase in marketable securities, and also as the result of a $2.5 million increase in trade receivables related to the Company's higher cyclical revenues generated during the third quarter.

Net cash provided by operating activities was $23.0 million for the 1997 Nine Months compared to $37.4 million at the end of the same period in 1996. The majority of the decrease was due to increases in trade receivables as described above, decreases in construction accounts payable and a decrease in accrued interest expense.

The Company's long-term debt increased $113.5 million during the 1997 Nine Months to fund a significant portion of the activities described below. The Company incurred net capital expenditures of $144.2 million during the 1997 Nine Months and $92.7 million during the 1996 Nine Months. Of the $144.2 million incurred during the 1997 Nine Months, $14.6 million was for capital improvements on existing hotel properties and $129.6 million was for the development of New Hotels. During the remainder of 1997 the Company expects capital expenditures to total approximately $21.3 million, including $5.0 million for capital improvements on existing hotels and $16.3 million for continued New Hotel development.

The Company currently has five hotels under construction. The Company estimates the remaining building and pre-opening costs of these hotels will require additional capital expenditures of approximately $78.5 million, including expenses scheduled in the remainder of 1997 and during 1998. Construction in progress at October 3, 1997 included $80.5 million expended for these projects. The Company has received loans and loan commitments for the projects under construction in the amount of $76.0 million, with $42.8 million available as of October 3, 1997.

In addition to capital expenditures for the hotels under construction, the Company is at various stages in other new hotel development. Capital requirements for the new hotels under development are expected to be provided by
(i) mortgage financing secured by the scheduled hotels as described above; (ii) existing cash; and (iii) cash generated by hotel operations.

At the present time, the Company expects to continue to develop New Hotels through limited partnerships in which the Company will be the general partner and an affiliate of the general partner will be the limited partner. As permitted by the indentures relating to the 1994 Notes and the 1995 Notes (the "1994 and 1995 Note Indentures"), each of these entities will be an "Unrestricted Subsidiary" for purposes thereof, and accordingly, the ability of the Company to fund these entities is subject to certain limitations contained in the 1994 and 1995 Note Indentures. All of the indebtedness of these entities will be non-recourse to the Company. The Company believes that funding permitted under the 1994 and 1995 Note Indentures will be sufficient to meet its development plans.

Based upon current plans relating to the timing of New Hotel development, the Company anticipates that its capital resources will be adequate to satisfy its 1997 capital requirements for the currently planned projects and normal recurring capital improvement.

The Company accrued distributions of approximately $2.4 million during the 1997 Nine Months to its partners. Distributions by the Company to its partners must be made in accordance with provisions of the 1994 and 1995 Note Indentures.

NOTE: Certain matters discussed within this report, including statements regarding the Company's expectations or plans, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and are based on current expectations. Consequently, actual results could differ materially from the expectations expressed in the forward-looking statements. Among the various factors that could cause actual results to differ include a downturn in the economy (either regionally or nationwide) affecting overall hotel occupancy rates, revenues at New Hotels not reaching expected levels as quickly as planned as the result of competitive factors or the Company's inability to obtain permanent financing for New Hotels on terms similar to those available in the past.

PART II.  OTHER INFORMATION AND SIGNATURES

Item 6.  Exhibits and Reports on Form 8-K

 (b)  Reports on Form 8-K

      No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                              JOHN Q. HAMMONS HOTELS, INC.


                              By:   /s/   John Q. Hammons
                                 -------------------------------------------
                                    John Q. Hammons
                                    Chairman, Founder, and
                                    Chief Executive Officer


                              By:   /s/   Glenn R. Malone
                                 -------------------------------------------
                                    Glenn R. Malone
                                    Sr. Vice-President of Financial Planning
                                    and Corporate Development
                                    (Principal Financial Officer)



Dated: November 14, 1997