Form 10-K405
period 1998-01-02
HAMMONS JOHN Q HOTELS INC
filed 1998-04-02
CIK 930796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended January 2, 1998
     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to __________________

                        Commission File Number 1-13486

                         JOHN Q. HAMMONS HOTELS, INC.
            (Exact Name of Registrant as specified in its charter)

            Delaware                                    43-16950593
     (State of Organization)                (I.R.S. employer identification no.)

300 John Q. Hammons Parkway, Ste. 900
        Springfield, Missouri                               65806
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (417)864-4300

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
     Class A Common Stock                        New York Stock Exchange
   $.01 par value per share

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES __X__     NO ____

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 5,912,062 shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $45,818,480.50 based on the closing price on the New York Stock Exchange for such stock on March 20, 1998.

     Number of shares of the Registrant's Class A Common Stock outstanding as of March 18, 1998: 6,042,000

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to shareholders for the year ended January 2, 1998 are incorporated by reference into Part II. Portions of the proxy statement for the annual shareholders meeting to be held on May 1, 1998 are incorporated by reference into Part III.

                                    PART I

ITEM 1.  BUSINESS.

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

OVERVIEW

     The Company is a leading independent owner, manager and developer of affordable upscale hotels in capital city, secondary and airport markets. The Company owns and manages 45 hotels located in 20 states, containing 11,108 guest rooms or suites (the "Owned Hotels"), and manages four additional hotels located in two states, containing 952 guest rooms (the "Managed Hotels"). On January 2, 1998, the Company also owned seven upscale hotels at various stages of development, which are scheduled to open during 1998 and 1999 (the "Scheduled Hotels"). The Company's existing 49 Owned Hotels and Managed Hotels (together, the "JQH Hotels") operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the Company's hotels are near a state capitol, university, airport or corporate headquarters, plant or other major facility and generally serve markets with populations of up to 300,000 people (or larger populations in the case of airport markets and many of the markets in which the Company is developing new hotels).

     The Company's strategy is to increase cash flow and thereby enhance shareholder value primarily through (i) developing new hotels in carefully selected growth market areas in which the Company believes it can establish a leading and sustainable market position, (ii) converting the franchises of its existing hotels to franchise brands that are considered to be more upscale, in terms of these brands' higher average room rates, as opportunities for such conversions arise, (iii) selling certain mature assets and re-investing the net proceeds in new hotels constructed by the Company, on a selective basis, and
(iv) capitalizing on positive operating fundamentals in the upscale full-service sector of the industry, by owning and operating its hotel portfolio. In implementing its development strategy, the Company works closely with local businesses and local and state officials to develop hotels which meet business and social needs of the community and satisfy long-term demand for hotel rooms.

     In some of the Company's developments, it benefits from development incentives provided by local governments and other organizations interested in ensuring the development of a quality hotel in their community. The Company designs each new hotel to meet the specific needs of the market and engages in selling efforts in advance of the hotel's opening. The Company's entire management team, including senior management, architects, design specialists, hotel managers and sales personnel, is involved in the development of each new hotel. The Company is evaluating development of a number of hotels in addition to the seven Scheduled Hotels.

     The JQH Hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups or conventions, as well as leisure travelers. Each of the JQH Hotels is individually designed by the Company, and most contain an expansive multi-storied atrium, with water features and lush plantings, expansive meeting space, large guest rooms or suites and comfortable lounge areas. The Company believes that these design features enhance guest comfort and safety and increase the value perceived by the guest. The JQH Hotels' meeting facilities can be readily adapted to accommodate both larger and smaller meetings, conventions and trade shows. The 25 Holiday Inn JQH Hotels are affordably priced hotels designed to attract the business and leisure traveler desiring quality accommodations, including meeting facilities, in-house restaurants, cocktail lounges and room service, and contain an average of 262 rooms. The 11 Embassy Suites JQH Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services and contain an average of 242 suites. The JQH Hotels also include four non-franchise hotels, two Radissons, one Hampton Inn & Suites, two Marriotts, two

Homewood Suites, one Crowne Plaza and one Days Inn. Three of the non-franchise hotels have the word "Plaza" in their name and average 232 rooms. The fourth non-franchise hotel is a resort hotel with 301 rooms. The Company determines which brand of hotel to develop depending upon the demographics of the market to be served.

     Management of the JQH Hotels is coordinated from the Company's headquarters in Springfield, Missouri by its senior management team. Five regional vice presidents are responsible for supervising a group of general managers of JQH Hotels in day-to-day operations. Centralized management services and functions include development, design, sales and marketing, purchasing and financial controls. Through these centralized services, significant cost savings are realized due to economies of scale.

     The Company conducts all of its business operations through the Partnership and its subsidiaries. Mr. Hammons beneficially owns all 294,100 shares of Class B Common Stock of the Company, representing 70.88% of the combined voting power of both classes of the Company's Common Stock. The Company is the sole general partner of the Partnership through its ownership of all 6,336,100 general partner units (the "GP Units"), representing 28.31% of the total equity in the Partnership. Mr. Hammons beneficially owns all 16,043,900 limited partnership units of the Partnership (the "LP Units"), representing 71.69% of the total equity in the Partnership. The Class A Common Stock of the Company represents 27.00% of the total equity of the Partnership, and the Class B Common Stock and LP Units beneficially owned by Mr. Hammons represent 73.00% of the total equity in the Partnership. Mr. Hammons is also the beneficial owner of 110,100 shares of Class A Common Stock.

     The Company's executive offices are located at 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806 and its telephone number is
(417)864-4300. The Company is a Delaware corporation that was formed on September 29, 1994.

DEVELOPMENT

     The Company plans to continue expanding into target market areas where it believes it can establish a leading market position. The following table sets forth information as to the Scheduled Hotels:

                                                         Number of
                                                         ---------
Location                           Franchise/Name       Rooms/Suites      Description            Stage of Development
--------                           --------------       ------------      -----------            --------------------
Tampa, FL.....................     Embassy Suites           247           Atrium; Convention     Opened January 1998
                                                                          Center

St. Augustine, FL.............     Resort                   300           Atrium; Convention     Construction commenced;
                                                                          Center                 2nd Quarter 1998 Expected
                                                                                                 opening

Topeka, KS....................     Capitol Plaza            224           Atrium; Convention     Construction commenced;
                                                                          Center                 3rd Quarter 1998 Expected
                                                                                                 opening

Portland, OR..................     Embassy Suites           251           Atrium; Convention     Construction commenced;
                                                                          Center                 3rd Quarter 1998 Expected
                                                                                                 opening

Mesquite, TX..................     Hampton Inn &            160           Convention Center      Construction commenced;
                                   Suites                                                        1st Quarter 1999 Expected
                                                                                                 opening

Coral Springs, FL.............     Radisson Plaza           224           Atrium; Convention     Construction commenced;
                                                                          Center                 2nd Quarter 1999 Expected
                                                                                                 opening

Dallas/Ft. Worth Airport, TX..     Embassy Suites           330           Atrium; Convention     Construction commenced;
                                                                          Center                 4th Quarter 1999 Expected
                                                                                                 opening

     The Company is currently evaluating development of a number of hotels in addition to the Scheduled Hotels already under construction.

     Effective February 6, 1998, the Company completed the sale of six hotels to an unrelated party for approximately $40 million, including $34.9 million in cash and the assumption of approximately $5.1 million in debt and other obligations. The purchase price approximated the aggregate net book value of the hotels sold. Five of these hotels served as collateral under the 1994 and 1995 Mortgage Notes. The Company intends to provide replacement collateral in accordance with the indenture provisions. Therefore, the net proceeds of the sale will not be available for new hotel development.

     Although the Company has in the past chosen to develop rather than acquire existing hotels, the Company may in the future acquire hotels if suitable opportunities arise. The Company continues to be approached from time to time by third-party hotel owners seeking to sell or buy hotels. The Company will continue to evaluate each offer and base its decision on the market location, capital required, and return on investment alternatives. The Company continually monitors its portfolio for under-performing hotels which are then evaluated for potential sale based on investment considerations.

     The Company's development activity restricts its ability to grow per share income in the short term. Fixed charges for new hotels (such as depreciation and amortization expense and interest expense) exceed new hotel operating cash flow in the first one to three years of operations. As new hotels mature, the Company expects, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will continue to occur.

     The Company plans to continue with its development of full-service, and all-suite hotels based on favorable market fundamentals and because few hotels are being constructed in the upscale sector of the hotel industry. While the Company believes its development efforts represent the best long-term strategy, continued aggressive new hotel development is likely to have a negative effect on short-term earnings.

OPERATIONS

     Management of the JQH Hotels network is coordinated by the Company's senior management team at the Company's headquarters in Springfield, Missouri. The management team is responsible for managing the day-to-day financial needs of the Company, including the Company's internal accounting audits. The Company's management team administers insurance plans and business contract review, oversees the financial budgeting and forecasting for the JQH Hotels, analyzes the financial feasibility of new hotel developments, and identifies new systems and procedures to employ within the JQH Hotels to improve efficiency and profitability. The management team also coordinates each JQH Hotel's sales force, designing sales training programs, tracking future business under contract, and identifying, employing and monitoring marketing programs aimed at specific target markets. The management team is indirectly responsible for interior design of all hotels and each hotel's product quality, and directly oversees the detailed refurbishment of existing operations. The overall management of the JQH Hotels is coordinated by the central management team through five regional vice presidents responsible for guiding the general managers of each JQH Hotel in day-to-day operations.

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

     Creating operating, cost and guest service efficiencies in each hotel is a top priority to the Company. With a total of 49 hotels under management, the Company is able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under its management, the Company is able to secure volume pricing from its vendors that is not available to smaller hotel companies. The Company employs a systems trainer who is responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced. Total involvement at each level by management in the layout and design phases of new hotel developments ensures that each hotel is built to meet the operational needs of the hotel staff and best serve the guest.

     Regional management constantly monitors each JQH Hotel to verify that the Company's high level of operating standards are being met. The Company's franchisors maintain rigorous inspection programs in which chain representatives visit their respective JQH Hotels (typically 2 or 3 times per year ) to evaluate product and service quality. Each chain also provides feedback to each hotel through their guest satisfaction rating systems in which guests who visited the hotel are asked to rate a variety of product and service issues.

SALES AND MARKETING

     The Company's marketing strategy is to market the JQH Hotels both through national and marketing programs. These are local sales managers and a director of sales at each of the JQH Hotels. While the Company makes periodic modifications to the concept in order to address differences and maintain a sales organization structure based on market needs and local preferences, it generally utilizes the same major campaign concept throughout the country. The concepts are developed at its management headquarters while the modifications are implemented by the JQH Hotels regional vice presidents and local sales force, all of whom are experienced in hotel marketing. The sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel's competitive needs. In addition, the local sales force is responsible for developing and implementing marketing programs targeted at specific customer segments within each market. The Company requires that each of its sales managers complete an extensive sales training program. Before finishing the program, the sales manager must successfully complete certifications in three development phases.

     The Company's core market consists of business travelers who visit a given area several times per year, including salespersons covering a regional territory, government and military personnel and technicians. The profile of the primary target customer is a college educated business traveler, age 25 to 54, from a two-income household with a middle management white collar occupation or upper level blue collar occupation. The Company believes that business travelers are attracted to the JQH Hotels because of their convenient locations in state capitals, their proximity to airports or corporate headquarters, plants, convention centers or other major facilities, the availability of ample meeting space and the high level of service relative to other hotel operators serving the same markets. The Company's sales force markets to organizations which consistently produce a high volume of room nights and which have a significant number of individuals traveling in the Company's operating regions. The Company also targets groups and conventions attracted by a JQH Hotel's proximity to convention or trade centers (often adjacent). JQH Hotels' group meetings logistics include flexible space readily adaptable to groups of varying size, high-tech audio-visual equipment and on-site catering facilities. The Company believes that suburban convention centers attract more convention sponsors due to lower prices than larger, more cosmopolitan cities. In addition to the business market, the Company's targeted customers also include leisure travelers looking for secure, comfortable lodging at an affordable price as well as women travelers who find the security benefits of the Company's atrium hotels appealing.

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

     The Company's franchise hotels utilize the centralized reservation systems of its franchisors, which the Company believes are among the more advanced reservation systems in the hotel industry. The franchisors' reservation systems receive reservation requests entered (i) on terminals located at all of their respective franchises, (ii) at reservation centers utilizing 1-800 phone access and (iii) through several major domestic airlines. Such reservation systems immediately confirm reservations or indicate accommodations available at alternate system hotels. Confirmations are transmitted automatically to the hotel for which the reservations are made. The Company believes that these systems are effective in directing customers to the Company's franchise hotels.

FRANCHISE AGREEMENTS

     The Company enters into non-exclusive franchise licensing agreements (the "Franchise Agreements") with franchisors which it believes are the most successful brands in the hotel industry. The term of the individual

Franchise Agreement for a hotel typically is 20 years. The Franchise Agreements allow the Company to start with and then build upon the reputation of the brand names by setting higher standards of excellence than the brands themselves require. The non-exclusive nature of the Franchise Agreements allows the Company the flexibility to continue to develop properties with the brands that have shown success in the past or to develop in conjunction with other brand names. While the Company currently has a good relationship with its franchisors, there can be no assurance that a desirable replacement would be available if any of the Franchise Agreements were to be terminated.

     Holiday Inn. The Franchise Agreement grants to the Company a nonassignable, non-exclusive license to use the Holiday Inns service mark and computerized reservation network. The Franchisor maintains the right to improve and change the reservation system to make it more efficient, economical and competitive. Monthly fees paid by the Company are based on a percentage of gross revenues attributable to room rentals, plus marketing and reservation contributions which are also a percentage of gross revenues. The term of the Franchise Agreement is 20 years with a renewal option in the 15th year.

     Embassy Suites. The Franchise Agreement grants to the Company a nonassignable, non-exclusive license to use the Embassy Suites service mark and computerized reservation network. The franchisor maintains the exclusive right to improve and change the reservation system for the purpose of making it more efficient, economical and competitive. Monthly fees paid by the Company are based on a percentage of gross revenues attributable to suite rentals, plus marketing and reservation contributions which are also a percentage of gross revenues. The term of the Franchise Agreement is 20 years with a renewal option in the 18th year.

     Other Franchisors. The franchise agreements with other franchisors not listed above are similar in that they are nonassignable, non-exclusive licenses to use the franchisor's service mark and computerized reservation network. Payments and terms of agreement vary based on specific negotiations with the franchisor.

COMPETITION

     Each of the JQH Hotels competes in its market area with numerous full service lodging brands, especially in the upscale market, and with numerous other hotels, motels and other lodging establishments. Chains such as Sheraton Inns, Marriott Hotels, Ramada Inns, Radisson Inns, Comfort Inns, Hilton hotels and Red Lion Inns are direct competitors of JQH Hotels in their respective markets. There is, however, no single competitor or group of competitors of the JQH Hotels that is consistently located nearby and competing with most of the JQH Hotels. Competitive factors in the lodging industry include reasonableness of room rates, quality of accommodations, level of service and convenience of locations.

REGULATIONS AND INSURANCE

     General. A number of states regulate the licensing of hotels and restaurants including liquor license grants by requiring registration, disclosure statements and compliance with specific standards of conduct. In addition, various federal and state regulations mandate certain disclosures and practices with respect to the sales of license agreements and the licensor/licensee relationship. The Company believes that each of the JQH Hotels has the necessary permits and approvals to operate its respective businesses. The Company believes that all necessary permits and approvals to operate the Scheduled Hotels will be obtained in the ordinary course of business. Umbrella, property, auto, commercial liability and worker's compensation insurance are provided to the JQH Hotels under a blanket policy. Insurance expenses for the JQH Hotels were approximately $5.8 million, $6.3 million and $6.2 million in 1995, 1996 and 1997, respectively. The Company believes that the JQH Hotels are adequately covered by insurance.

     Americans with Disabilities Act. The JQH Hotels and any newly developed or acquired hotels must comply with Title III of the Americans with Disabilities Act ("ADA") to the extent that such properties are "public accommodations" and /or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped areas in certain public areas of the JQH Hotels where such removal is readily achievable. Noncompliance could result in a judicial order requiring compliance, an imposition of fines or an award of damages to private litigants. The Company has taken into account an estimate of the expense required to make any changes required by the ADA and believes that such expenses will not have a material adverse effect on the Company's financial condition or results of operations. If required changes involve a greater expenditure than the Company currently anticipates, or if the changes must be made on a more accelerated basis than the Company anticipates, the Company could be adversely affected.
The Company believes that its competitors face similar costs to comply with the requirements of the ADA.

     Asbestos Containing Materials. Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of Asbestos Containing Materials ("ACMs") when ACMs are in poor condition or in the event of building, remodeling, renovation or demolition. These laws may impose liability for the release of ACMs and may permit third parties to seek recovery from owners or operators of real estate for personal injury associated with ACMs. Based on prior environmental assessments, seven of the Owned Hotels contain ACMs and four of the Owned Hotels may contain ACMs, generally in sprayed-on ceiling treatments or in roofing materials. However, no removal of asbestos from the Owned Hotels has been recommended, and the Company has no plans to undertake any such removal, beyond the removal that has already occurred. The Company believes that the presence of ACMs in the Owned Hotels will not have a material adverse effect on the Company, but there can be no assurance that this will be the case.

     Environmental Regulations. The JQH Hotels are subject to environmental regulations under federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up designated hazardous or toxic substances or petroleum product releases affecting the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for damages or costs incurred by such parties in connection with the contamination. The Company does not believe that it is subject to any material environmental liability.

EMPLOYEES

     The Company employs approximately 8,000 full time employees, approximately 350 of whom are members of labor unions. The Company believes that labor relations with employees are good.

MANAGEMENT

     The following is a biographical summary of the experience of the executive officers and other key officers of the Company.

     John Q. Hammons is the Chairman, Chief Executive Officer, a director and founder of the Company. Mr. Hammons has been actively engaged in the development, management and acquisition of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed 81 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites trade names.

     David B. Jones is the President, Chief Operating Officer and a director of the Company. Mr. Jones has been President and a director of the Company since February 1993. From 1992 until joining the Company, Mr. Jones was Chief Executive Officer of Davidson Hotel Partnership, a Memphis-based hotel management company. Prior to 1992, Mr. Jones was President and Chief Executive Officer of Homewood Suites, Inc., a subsidiary of The Promus Companies Incorporated, which also then owned Holiday Inns, Inc. Mr. Jones began his career in the hotel industry with Holiday Inns, Inc. in 1966. While with Holiday Inns, Inc., Mr. Jones held the position of Senior Vice President of Franchise and Senior Vice President of Development. He is a former board member of the American Hotel and Motel Association.

     Debra M. Shantz is Corporate Counsel of the Company. She joined the Company in May 1995. Prior thereto, Ms. Shantz was a partner of Farrington & Curtis, P.C. (now Husch & Eppenberger, LLC), a law firm which serves as Mr. Hammons' primary outside counsel, where she practiced primarily in the area of real estate law. Ms. Shantz had been with that firm since 1988.

          Pat A. Shivers is Senior Vice President, Administration and Control, of the Company. He has been active in Mr. Hammons' hotel operations since 1985. Prior thereto, he had served as Vice President of Product Management in Winegardner & Hammons, Inc., a hotel management company.

          Steven E. Minton is Senior Vice President, Architecture, of the Company. He has been active in Mr. Hammons' hotel operations since 1985. Prior to that time, Mr. Minton was a project manager with the firm of Pellham and Phillips working on various John Q. Hammons projects.

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

          Glenn R. Malone is Senior Vice President, Financial Planning and Corporate Development, of the Company. From 1989 until joining the Company in 1993, he served as Senior Manager, Operations Support for the national chains operated by Hampton Inns, Inc. and Homewood Suites, Inc. (each a subsidiary of The Promus Companies Incorporated). Mr. Malone held the position of Manager, Finance and Administration for Embassy Suites, the national chain, from 1988 through 1989. Beginning in 1978 through the end of 1987, he held various accounting, financial, and operations positions at Holiday Inns, Inc.

          Lawrence A. Welch has been Vice President, Food and Beverage, of the Company since March 1994. Prior to joining the Company, Mr. Welch worked in the Food and Beverage division with Davidson Hotel Company for ten years.

FORWARD-LOOKING STATEMENTS

          In addition to historical information, this document contains certain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements typically, but not exclusively, are identified by the inclusion of phrases such as "the Company believes," "the Company plans," "the Company intends," and other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and are based on current expectations. Consequently, actual results could differ materially from the expectations expressed in the forward-looking statements. Among the various factors that could cause actual results to differ include a downturn in the economy (either regionally or nationwide) affecting overall hotel occupancy rates, revenues at New Hotels not reaching expected levels as quickly as planned as the result of competitive factors or the Company's inability to obtain permanent financing for New Hotels on terms similar to those available in the past.

ITEM 2.  PROPERTIES.

          The Company leases its headquarters in Springfield, Missouri from a Missouri general partnership of which Mr. Hammons is a 50% partner. In 1997, the Company made aggregate annual lease payments of approximately $231,000 to such Missouri general partnership. The Company leases from John Q. Hammons the real estate on which two of the Company's hotels are located. These leases are more fully described in Item 13 "Certain Relationships and Related Transactions." The Company owns the land on which 37 of the Owned Hotels are located, while eight of the Owned Hotels are subject to long-term ground leases.

DESCRIPTION OF HOTELS

          GENERAL

          The JQH Hotels are located in 20 states and contain a total of 12,060 rooms. The JQH Hotels have an average of 246 guest rooms or suites. The JQH Hotels operate primarily under the Holiday Inn and Embassy Suites trade names. The average size of a Holiday Inn hotel room and an Embassy suite is 350 square feet and 545 square feet, respectively. Most of the JQH Hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

          Each of the JQH Hotels is individually designed by the Company. Many of the JQH Hotels contain an expansive multi-storied atrium, large indoor water features, lush plantings, expansive meeting space, large guest rooms or suites and comfortable lounge areas. In addition to the visual appeal, the Company believes that an atrium design in which each of the hotel's room doors face into the atrium, combined with glass elevators, achieves a greater level of security for all guests. The Company believes this safety factor is particularly relevant to women, who represent a growing portion of its business clientele. The JQH Hotels also appeal to fitness conscious guests as all of the JQH Hotels have at least one swimming pool and most have exercise facilities.

          The Company believes that the presence of adjacent convention centers provides incremental revenues for its hotel rooms, meeting facilities, and catering services, and that hotels which are adjacent to convention centers occupy a particularly successful niche within the hotel industry. These convention or trade centers are available for rent by hotel guests. Each of the JQH Hotels has a restaurant/catering service on its premises which provides an essential amenity to the convention trade. The Company chooses not to lease out the restaurant business to third-party caterers or vendors since it considers the restaurant business an important component of securing convention business. All of the restaurants in the JQH Hotels are owned and managed by the Company specifically to maintain direct quality control over a vital aspect of the convention and hotel business. The Company also derives significant revenue and operating profit from food and beverage sales due to its ownership and management of all of the restaurants in the JQH Hotels. The Company believes that its food and beverage sales are more profitable than its competitors due to the amount of catering business provided to convention and other meetings at the Owned Hotels.

          The Company retains responsibility for all aspects of the day-to-day management of each of the JQH Hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels owned by the Company. The Company typically refurbishes individual hotels every four to six years, and has spent an average per year of $21.2 million in 1994, 1995, 1996 and 1997 on the Owned Hotels. During 1998, the Company expects to spend approximately $20.8 million on refurbishment of the Owned Hotels.

OWNED HOTELS

          The Owned Hotels consist of 45 hotels, which are located in 20 states and contain a total of 11,108 guest rooms or suites. The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each Owned Hotel:

                                                    Number of
Location                Franchise/Name              Rooms/Suites  Description                           Opening Date
--------                --------------              ------------  -----------                           ------------
Montgomery, AL          Embassy Suites                   237      Atrium;                                   8/95
                                                                  Meeting Space:   15,000 sq. ft.  (c)
Fort Smith, AR(a)(d)    Holiday Inn                      255      Atrium;                                   5/86
                                                                  Meeting Space:   15,000 sq. ft.
Springdale, AR          Holiday Inn                      206      Atrium;                                   7/89
                                                                  Meeting Space:   18,000 sq. ft.
                                                                  Convention Ctr:  29,280 sq. ft.
Springdale, AR          Hampton Inn & Suites             102      Meeting Space       400 sq. ft.          10/95
Tucson, AZ              Holiday Inn                      299      Atrium;                                  11/81
                                                                  Meeting Space:   14,000 sq. ft.
Tucson, AZ              Marriott                         250      Atrium;                                  12/96
                                                                  Meeting Space:   11,500 sq. ft.
Bakersfield, CA         Holiday Inn Select               259      Meeting Space:    9,735 sq. ft.  (c)      6/95
Fresno, CA(a)(d)        Holiday Inn                      210      Meeting Space:    5,000 sq. ft.          12/73
Fresno, CA              Holiday Inn (Centre Plaza)       321      Atrium;                                  10/83
                                                                  Meeting Space:   16,000 sq. ft.  (c)
Monterey, CA            Embassy Suites                   225      Meeting Space:   13,700 sq. ft.          11/95
Sacramento, CA          Holiday Inn                      364      Meeting Space:    9,000 sq. ft.           8/79
San Francisco, CA       Holiday Inn                      279      Meeting Space:    9,000 sq. ft.           6/72


                                                    Number of
Location                Franchise/Name              Rooms/Suites  Description                           Opening Date
--------                --------------              ------------  -----------                           ------------
Denver, CO(a)           Holiday Inn                      236      Atrium;                                  10/82
                        (International                            Trade Center:    66,000 sq. ft.  (b)
                        Airport)

Denver, CO              Holiday Inn (Northglenn)         236      Meeting Space:   20,000 sq. ft.          12/80
Fort Collins, CO        Holiday Inn                      259      Atrium;                                   8/85
                                                                  Meeting Space:   12,000 sq. ft.
Cedar Rapids, IA        Collins Plaza                    221      Atrium;                                   9/88
                                                                  Meeting Space:   11,250 sq. ft.
Davenport, IA           Radisson                         223      Meeting Space:    7,800 sq. ft.  (c)     10/95
Des Moines, IA          Embassy Suites                   234      Atrium;                                   9/90
                                                                  Meeting Space:   13,000 sq. ft.
Des Moines, IA          Holiday Inn                      288      Atrium;                                   1/87
                                                                  Meeting Space:   15,000 sq. ft.
Joliet, IL              Holiday Inn                      200      Meeting Space:    5,500 sq. ft.           3/71
Bowling Green, KY       University Plaza                 219      Meeting Space:    4,000 sq. ft.  (c)      8/95
Jefferson City, MO      Capitol Plaza                    255      Atrium;                                   9/87
                                                                  Meeting Space:   14,600 sq. ft.
Joplin, MO              Holiday Inn                      264      Atrium;                                   6/79
                                                                  Meeting Space:    8,000 sq. ft.
                                                                  Trade Center:    32,000 sq. ft.  (b)
Kansas City, MO(a)      Embassy Suites                   236      Atrium;                                   4/89
                                                                  Meeting Space:   12,000 sq. ft.
Springfield, MO         Holiday Inn                      188      Atrium;                                   9/87
                                                                  Meeting Space:    3,020 sq. ft.
Billings, MT(d)         Holiday Inn                      315      Atrium;                                  10/72
                                                                  Meeting Space:   15,000 sq. ft.
                                                                  Trade Center     30,000 sq. ft.  (b)
Reno, NV                Holiday Inn                      286      Meeting Space:    8,700 sq. ft.           2/74
Albuquerque, NM         Holiday Inn                      311      Atrium;                                  12/86
                                                                  Meeting Space:   123,00 sq. ft.
Greensboro, NC(a)       Embassy Suites                   221      Atrium;                                   1/89
                                                                  Meeting Space:   10,250 sq. ft.
Greensboro, NC(a)       Homewood Suites                  104      Extended Stay                             8/96
Portland, OR(a)         Holiday Inn                      286      Atrium;                                   4/79
                                                                  Trade Center:    37,000 sq. ft.  (b)
Columbia, SC            Embassy Suites                   214      Atrium;                                   3/88
                                                                  Meeting Space:   13,000 sq. ft.
Greenville, SC          Embassy Suites                   268      Atrium;                                   4/93
                                                                  Meeting Space:   20,000 sq. ft.
Beaumont, TX            Holiday Inn                      253      Atrium;                                   3/84
                                                                  Meeting Space:   12,000 sq. ft.
Houston, TX(a)          Holiday Inn                      288      Atrium;                                  12/85
                                                                  Meeting Space:   14,300 sq. ft.
Lubbock, TX(d)          Holiday Inn (Civic Center)       293      Atrium;                                   9/82
                                                                  Meeting Space:    7,000 sq. ft.  (c)
Lubbock, TX(d)          Holiday Inn                      202      Atrium;                                  10/85
                                                                  Meeting Space:   24,000 sq. ft.
Madison, WI             Holiday Inn                      295      Atrium;                                  10/85
                                                                  Meeting Space:   15,000 sq. ft.
                                                                  Convention Ctr:  50,000 sq. ft.  (b)
Cheyenne, WY(d)         Holiday Inn                      244      Meeting Space:   12,000 sq. ft.           6/81

________________________

(a)  Airport location

(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which are owned by the Company.

(c)  Large civic center is located adjacent to hotel.

(d)  Sold effective February 6, 1998.

MANAGED HOTELS

     The Managed Hotels consist of four hotels (three Holiday Inns and one Days
Inn) located in two states (Missouri and South Dakota), and contain a total of 952 guest rooms. Mr. Hammons directly owns three of these four hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he has a 50% interest. Jacqueline Dowdy, a director and officer of the Company, and Daniel L. Earley, a director of the Company, each own a 25% interest in this entity. The Managed Hotels contain an average of 238 rooms per hotel and two of the Managed Hotels have an atrium. There is a convention and trade center adjacent to two of the Managed Hotels.

     The Company provides management services to the Managed Hotels within the guidelines contained in annual operating and capital plans submitted to the hotel owner for review and approval during the final 30 days of the preceding year. The Company is responsible for the day-to-day operations of the Managed Hotels. While the Company is responsible for the implementation of major refurbishment and repairs, the actual cost of such refurbishments and repairs is borne by the hotel owner. The Company earns a fee based on the size of the project. The Company earns an average annual management fee of 3% of the hotel's gross revenues. Each of the Managed Hotels' management contracts is for an initial term of 20 years, which automatically extends for four periods of five years, unless otherwise canceled. The Company has received an option from Mr. Hammons or entities controlled by him to purchase each of the Managed Hotels.

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

     None.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Class A common stock (the "Class A Common Stock") has been listed on the New York Stock Exchange sine November 16, 1994 under the symbol "JQH."

                  STOCK PRICE PER SHARE
                     High        Low

1996
First Quarter       $  11-7/8   $ 9-3/4
Second Quarter      $  12-1/8   $    10
Third Quarter       $  10-7/8   $ 9-5/8
Fourth Quarter      $   9-1/2   $ 7-1/2

1997
First Quarter       $   9-3/4   $ 7-1/2
Second Quarter      $   9-3/8   $     8
Third Quarter       $   9-5/8   $ 8-5/8
Fourth Quarter      $10-13/16   $8-3/16

On March 18, 1998, there were approximately 220 holders of record of the Class A Common Stock then outstanding. Based on the number of annual reports requested by brokers, the Company estimates that it has approximately 1800 beneficial owners of its Class A Stock. On March 20, 1998, the last reported sale price of the Class A Common Stock on the NYSE was $7 3/4. No dividends have been declared for the Company's stock in 1995, 1996 or 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is hereby incorporated by reference to the material appearing in the 1997 Annual Report to Shareholders (the "Annual Report to Shareholders"), filed as Exhibit 13.1 hereto, under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is hereby incorporated by reference to the material appearing in the Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 1, 1998 (the "Proxy Statement") under the caption "Election of Directors." Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Management." The information included in the proxy under the caption "16(a) Beneficial Ownership Reports" is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K.

14(A)(1) FINANCIAL STATEMENTS

         Report of Independent Public Accountants

         Consolidated Balance Sheets at Fiscal 1997 Year-End and Fiscal 1996 Year-End

         Consolidated Statements of Income for the 1997, 1996 and 1995 Fiscal Years

         Consolidated Statements of Changes In Minority Interest and Stockholders Equity (Deficit) for Fiscal 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for Fiscal 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         The Consolidated Financial Statements of the Company are hereby incorporated by reference to the Consolidated Financial Statements of the Company appearing in the Annual Report to Shareholders.

14(A)(2) FINANCIAL STATEMENT SCHEDULES

         All schedules have been omitted because the required information in such schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements or is not required.

14(A)(3) EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the
Exhibit Index attached hereto, which is incorporated by reference. Set forth below is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits by Item 14(c).

   10.5  Form of Option Purchase Agreement
  10.14b Amended and restated employment agreement between John Q. Hammons
         Hotels, Inc. and David B. Jones
  10.18  1994 Stock Option Plan

14(B)    REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the year ended January 2, 1998.

14(C)    EXHIBITS

         The list of Exhibits filed with this report is set forth in response to
Item 14(a)(3).  The required exhibit index has been filed with the exhibits.

14(D)    FINANCIAL STATEMENTS

         None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 31st day of March, 1998


                                  JOHN Q. HAMMONS HOTELS, INC.


                                  By: /s/ John Q. Hammons
                                      -------------------------
                                      John Q. Hammons
                                      Chairman and Founder



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities at John Q. Hammons Hotels, Inc. on March 31, 1998.

        Signatures                                 Title
        ----------                                 -----
 /s/ John Q. Hammons        Chairman and Founder of John Q. Hammons Hotels, Inc.
-------------------------   (Principal Executive Officer)
John Q. Hammons

 /s/ Glenn R. Malone        Senior Vice President, Financial Planning and
-------------------------   Corporate Development (Principal Financial Officer
Glenn R. Malone             and Principal Accounting Officer)

 /s/ David B. Jones         Director, President of John Q. Hammons Hotels, Inc.
-------------------------
David B. Jones

 /s/ Jacqueline A. Dowdy    Director, Secretary of John Q. Hammons Hotels, Inc.
-------------------------
Jacqueline A. Dowdy

 /s/ William J. Hart        Director of John Q. Hammons Hotels, Inc.
-------------------------
William J. Hart

 /s/ Daniel L. Earley       Director of John Q. Hammons Hotels, Inc.
-------------------------
Daniel L. Earley

 /s/ Robert T. Jones, Jr.   Director of John Q. Hammons Hotels, Inc.
-------------------------
Robert T. Jones, Jr.

 /s/ James F. Moore         Director of John Q. Hammons Hotels, Inc.
-------------------------
James F. Moore

 /s/ John E. Lopez-Ona      Director of John Q. Hammons Hotels, Inc.
-------------------------
John E. Lopez-Ona

                                 EXHIBIT INDEX

     NO.   TITLE                                                                                          PAGE
     ---   -----                                                                                          ----
     *3.1  Restated Certificate of Incorporation of the Company
     *3.2  Bylaws of the Company, as amended
     *3.3  Second Amended and Restated Agreement of Limited Partnership of the Partnership
     *3.4  Certificate of Limited Partnership of the Partnership, filed with the Secretary of State of the State of Delaware
     *3.5  Agreement of Limited Partnership of John Q. Hammons Hotels Two, L.P.
     *3.6  Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of
           the Partnership
    **3.7  Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of
           the Partnership
    *10.1  1994 Note Indenture
   **10.2  1995 Note Indenture
    *10.3  Holiday Inn License Agreement
    *10.4  Embassy Suites License Agreement
    *10.5  Form of Option Purchase Agreement
    *10.6  Collective Bargaining Agreement between East Bay Hospitality Industry Association, Inc.
           and Service Employee's International Union
***10.6a   Collective Bargaining Agreement between Hotel Employee and Restaurant Employee Union
           Local 49 and Holiday Inn Sacramento--Capitol Plaza, for 06/01/95 to 5/31/98
    *10.8  Letter Agreement re: Hotel Financial Services for Certain Hotels Owned and Operated by
           John Q. Hammons or JQH Controlled Companies
***10.9a   John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq. ft.)
***10.9b   John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq. ft.)
***10.9c   John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq. ft.)
***10.9d   John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq. ft.)
   *10.11  Triple Net Lease
   *10.12  Lease Agreement between John Q. Hammons and John Q. Hammons Hotels, L.P.
***10.14b  Amended and restated employment agreement between John Q. Hammons Hotels, Inc. and
           David B. Jones
***10.15a  Ground lease between John Q. Hammons and John Q. Hammons-Branson, L.P. - (Chateau
           on the Lake, Branson, Missouri)
***10.15b  Ground lease between John Q. Hammons and John Q. Hammons-Hotels Two, L.P. -
           (Little Rock, Arkansas)
   *10.17  Operating Agreement of Rivercenter Plaza Development Co., L.C., an Iowa limited liability company
   *10.18  1994 Stock Option Plan
     12.1  Computations of Ratio of Earnings to Fixed Charges of the Company
     13.1  1997 Annual Report to Shareholders
      *21  Subsidiaries of the Company
     23.1  Consent of Arthur Andersen LLP
     27    Financial Data Schedule

________________________

* Incorporated by reference to the same numbered exhibit in the Company's Registration Statement on Form S-1, No. 33-84570.

** Incorporated by reference to the partnership's Registration Statement on Form
   S-4, No. 33-99614.

*** Incorporated by reference to the same numbered exhibit in the Company's
    Annual Report on Form 10-K for the Fiscal Year Ended January 3, 1997.