Form 10-Q
period 1998-04-03
HAMMONS JOHN Q HOTELS INC
filed 1998-05-18
CIK 930796

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                    to
                               ------------------    ------------------

Commission File number 1-13486


                         John Q. Hammons Hotels, Inc.
            (Exact name of registrant as specified in its charter)


                  Delaware                                       43-1695093
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

Yes  X      No
    ---        ---

Number of shares of the Registrant's Class A Common Stock outstanding as of May 8, 1998: 6,042,000

PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                    ASSETS

                                                           April 3, 1998     January 2, 1998
                                                           -------------     ---------------
                                                            (Unaudited)         (Audited)
CURRENT ASSETS

  Cash and equivalents                                         $  33,170           $  41,961

  Marketable securities                                           10,149              12,742

  Receivables

    Trade, less allowance for doubtful accounts of $188            8,713               7,652

    Construction reimbursements and management fees                4,368               3,739

    Management fees                                                   61                  50

  Inventories                                                      1,055               1,206

  Prepaid expenses and other                                       1,018               1,386
                                                               ---------           ---------
    Total current assets                                          58,534              68,736

PROPERTY AND EQUIPMENT, at cost

  Land and improvements                                           40,519              40,511

  Buildings and improvements                                     549,225             527,856

  Furniture, fixtures and equipment                              204,868             197,177

  Construction in progress                                        77,682              78,946
                                                               ---------           ---------
                                                                 872,294             844,490
  Less-accumulated depreciation and amortization                (175,467)           (166,125)
                                                               ---------           ---------
                                                                 696,827             678,365

  Property and equipment available for sale                           --              38,791
                                                               ---------           ---------
                                                                 696,827             717,156

Restricted cash from property disposition                         26,890                  --
DEFERRED FINANCING COSTS, FRANCHISE FEES
  AND OTHER, net                                                  31,907              30,841
                                                               ---------           ---------
                                                               $ 814,158           $ 816,733
                                                               =========           =========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                      (000's omitted, except share data)
                            LIABILITIES AND EQUITY

                                                           April 3, 1998     January 2, 1998
                                                           -------------     ---------------
                                                            (Unaudited)         (Audited)
CURRENT LIABILITIES

  Current portion of long-term debt                             $ 60,194            $ 61,517

  Accounts payable                                                 7,865              11,232

  Accrued expenses

    Payroll and related benefits                                   3,976               5,529

    Sales and property taxes                                       8,686               8,676

    Insurance                                                      1,928              11,242

    Interest                                                       3,712              12,603

    Utilities, franchise fees and other                            5,472               5,852
                                                                --------            --------
      Total current liabilities                                  101,833             116,651

Long-term debt                                                   648,987             634,274

Other obligations and deferred revenue                             8,777               7,901
                                                                --------            --------
      Total liabilities                                          759,597             758,826
                                                                --------            --------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED
PARTNER UNITS                                                     37,022              39,399

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000 shares
  authorized, none outstanding                                        --                  --

Class A common stock, $.01 par value, 40,000,000 shares
  authorized, 6,042,000 shares issued and outstanding                 60                  60

Class B common stock, $.01 par value, 1,000,000 shares
  authorized, 294,100 shares issued and outstanding                    3                   3

Paid-in capital                                                   96,373              96,373

Retained deficit, net                                            (78,897)            (77,928)
                                                                --------            --------
      Total stockholders' equity                                  17,539              18,508
                                                                --------            --------
                                                                $814,158            $816,733
                                                                ========            ========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (000's omitted, except share data)

                                                                        Three Months Ended
                                                                  April 3, 1998     April 4, 1997
                                                                  -------------     -------------
                                                                            (Unaudited)
REVENUES:

  Rooms                                                              $   51,278        $   45,397

  Food and beverage                                                      21,938            20,397

  Meeting room rental and other                                           5,736             4,748
                                                                     ----------        ----------
    Total revenues                                                       78,952            70,542

OPERATING EXPENSES:

  Direct operating costs and expenses

    Rooms                                                                13,195            11,269

    Food and beverage                                                    15,451            14,838

    Other                                                                   876               750

  General, administrative and sales expenses                             23,984            20,073

  Repairs and maintenance                                                 3,237             2,905

  Depreciation and amortization                                          11,077             6,933
                                                                     ----------        ----------
    Total operating costs                                                67,820            56,768
                                                                     ----------        ----------
INCOME FROM OPERATIONS                                                   11,132            13,774

OTHER INCOME (EXPENSE)

  Interest income                                                           888               359

  Interest expense and amortization of deferred financing fees          (14,457)           (9,718)

  Gain on property disposition                                              238                --
                                                                     ----------        ----------
INCOME (LOSS) BEFORE MINORITY INTEREST,
PROVISION FOR INCOME TAXES AND
EXTRAORDINARY ITEM                                                       (2,199)            4,415

  Minority interest in (earnings) losses of partnership                   1,576            (3,165)
                                                                     ----------        ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
TAXES AND EXTRAORDINARY ITEM                                               (623)            1,250

  Provision for income taxes                                                (30)              (63)
                                                                     ----------        ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                    (653)            1,187

  Extraordinary item; cost of early extinguishment of debt,
   net of applicable tax benefit                                           (316)               --
                                                                     ----------        ----------
NET INCOME (LOSS)                                                    $     (969)       $    1,187
                                                                     ==========        ==========
UNAUDITED (LOSS) EARNINGS PER SHARE

  Per share net income (loss) allocable to Company                   $    (0.15)       $     0.19
                                                                     ==========        ==========
   Weighted average shares outstanding                                6,336,100         6,336,100
                                                                     ==========        ==========


                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
            CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                           AND STOCKHOLDERS' EQUITY
                                (000's omitted)

                                                                STOCKHOLDERS' EQUITY
                                                                --------------------
                                                         Class A  Class B            Company
                                              Minority   Common   Common   Paid-In  Retained
                                              Interest    Stock    Stock   Capital   Deficit     Total
                                              --------   -------  -------  -------  --------     -----
BALANCE, January 2, 1998 (audited)             $39,399       $60       $3  $96,373  ($77,928)  $18,508

Net loss allocable to the Company                   --        --       --       --      (969)     (969)

Minority interest in losses of partnership
after extraordinary item of $801                (2,377)       --       --       --        --        --
                                               -------       ---       --  -------  --------   -------
BALANCE, April 3, 1998 (unaudited)             $37,022       $60       $3  $96,373  ($78,897)  $17,539
                                               =======       ===       ==  =======  ========   =======

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (000's omitted)

                                                                                           Three Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 April 3, 1998   April 4, 1997
                                                                                      -------------   -------------
                                                                                               (Unaudited)
  Net income (loss)                                                                        $   (969)       $  1,187

  Adjustments to reconcile net income (loss) to cash used in operating activities-
    Depreciation, amortization, and loan cost amortization                                   11,604           7,391
    Minority interest in earnings (losses) of partnership                                    (1,576)          3,165
    Extraordinary item, net of tax benefit                                                      316              --
    Gain on property disposition                                                               (238)             --

  Changes in certain assets and liabilities
    Receivables                                                                              (1,701)         (1,269)
    Inventories                                                                                  38              (5)
    Prepaid expenses and other                                                                  368             372
    Accounts payable                                                                         (3,367)         (9,580)
    Accrued expenses                                                                        (10,128)         (9,057)
    Other obligations and deferred revenue                                                      876             670
                                                                                           --------        --------
        Net cash used in operating activities                                                (4,777)         (7,126)
                                                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property and equipment, net                                                  (27,587)        (45,435)
  Proceeds from disposition of property                                                      39,387              --
  Restricted cash remaining from property disposition                                       (26,890)             --
  Franchise fees and other                                                                   (4,907)            212
  Sale of marketable securities, net                                                          2,593             709
                                                                                           --------        --------
        Net cash provided by (used in) investing activities                                 (17,404)        (44,514)
                                                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from borrowings                                                                   96,961          32,929
  Repayments of debt                                                                        (83,571)         (1,154)
  Distributions                                                                                  --            (615)
                                                                                           --------        --------
        Net cash provided by financing activities                                            13,390          31,160
                                                                                           --------        --------
Increase (decrease) in cash and equivalents                                                  (8,791)        (20,480)

CASH AND EQUIVALENTS, beginning of period                                                    41,961          46,449
                                                                                           --------        --------
CASH AND EQUIVALENTS, end of period                                                        $ 33,170        $ 25,969
                                                                                           ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST, net of amounts capitalized                                         $ 22,821        $ 18,024
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

2.   GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 2, 1998, which included financial statements for the fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

The Company considers all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 1998. These securities are valued at current market value, which approximates cost.

The provision for income taxes was determined using an effective income tax rate of approximately 5%, to provide for estimated state, local and franchise taxes.

3.   EARNINGS (LOSS) PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128). In accordance with SFAS 128, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Outstanding options to purchase 750,000 shares of common stock during the 1997 period and 618,750 shares of common stock during the 1998 period at a price of $16.50 per share were not included in the computation of diluted earnings (loss) per share since the options' exercise prices were greater than the average market price of the common shares. Additionally, inclusion of options in the 1998 period would have been anti-dilutive.

Since there are no dilutive securities, basic and diluted earnings (loss) per share are identical, thus a reconciliation of the numerator and denominator is not necessary.

Basic and diluted loss per share before extraordinary item was $0.10. The basic and diluted loss per share impact of the extraordinary item was $0.05.

SFAS 128 required the Company to restate reported earnings (loss) per share for all periods presented. This accounting change had no effect on previously reported earnings per share.

4.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which requires comprehensive income and the associated income tax expense or benefit be reported in a financial statement that is displayed with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but not in net income. The Company adopted this statement in the first quarter of fiscal 1998 with no impact on the Company's reported consolidated financial position, results of operations, cash flows or related disclosures.

Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), which requires disclosure for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company intends to adopt SFAS 131 during fiscal 1998. This statement, which requires expansion or modification to existing disclosures, will have no impact on the Company's reported financial position, results of operation or cash flows.

In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities, including preopening expenses, to be expenses as incurred. The Company's current practice is to defer these expenses until a hotel has commenced operations, at which time the costs, other than advertising costs that are expensed upon opening, are amortized over a one-year period. The Company is required to adopt the provisions of this statement no later than the first quarter of fiscal 1999 and, consistent with the guidance of the SOP, then existing cumulative unamortized preopening costs will be charged to expense.


5.   PROPERTY DISPOSITION

Effective February 6, 1998, the Company completed the sale of six hotels to an unrelated party for $40 million, resulting in a gain of approximately $0.2 million. Certain of these hotels served as collateral under the 1994 and 1995 first mortgage notes. Under the terms of these indentures the Company must provide replacement collateral of equivalent value or apply the net proceeds from the sale to amounts outstanding. The Company has provided, or is in the process of providing, replacement collateral in accordance with the indenture provisions. As of April 3, 1998, $26.9 million of cash was restricted for this purpose and is classified as non-current restricted cash in the accompanying balance sheet.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General. For purposes of this discussion, the Company classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

The Company has opened one New Hotel in the past three months, and has an additional seven hotels under construction. The Company's development activity limits its ability to grow per share income. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New Hotels mature, the Company expects, but there can be no assurance, that the operating expenses for these hotels will decrease as a percentage of revenues.

Given the current positive trends in the upscale, full-service sector of the hotel industry, the Company continues to develop new hotels, including World Golf Resort Hotel and Convention Center, St. Augustine, Florida; Plaza Hotel, Topeka, Kansas; Embassy Suites Hotel, Portland Oregon; Hampton Inn and Suites Hotel adjacent to the Mesquite Championship Rodeo Arena, Mesquite, Texas; Radisson Plaza Hotel, Coral Springs, Florida; Marriott Renaissance Hotel at the Charlotte, North Carolina airport; and Embassy Suites Hotel, Grapevine, Texas, adjacent to the Bass Pro Shop's Outdoor World, near the Dallas-Fort Worth airport. While the Company believes its development efforts represent the best long-term strategy, the continued aggressive New Hotel development initiatives will continue to have a negative effect on earnings.

The following discussion and analysis addresses results of operations for the three month periods ended April 3, 1998 (the "1998 Quarter") and April 4, 1997 (the "1997 Quarter").

On January 12, 1998 the Company opened an Embassy Suites hotel in Tampa, Florida. The opening marked the fifteenth hotel the Company had developed in less than three years. The Company expects to open three additional hotels during the remainder of 1998: World Golf Report Hotel and Convention Center -St. Augustine, Florida; Capitol Plaza Hotel - Topeka, Kansas; and Embassy Suites hotel - Portland, Oregon.

For the 1998 Quarter, the Company's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $22.2 million, a 7.2% increase over the 1997 Quarter EBITDA of $20.7 million. The Mature Hotels' EBITDA was $18.3 million in the 1998 Quarter, down 2.8% from $18.9 million in the 1997 Quarter due to the sale of six hotels on February 6, 1998. Excluding the six hotels sold, the Mature Hotels EBITDA in the 1998 Quarter was $18.5 million, up 2.1% from $18.1 million in the 1997 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels (excluding the six hotels sold) increased to 29.1% in the 1998 Quarter from 29.0% in the 1997 Quarter. The New Hotels' EBITDA for the 1998 Quarter was $2.5 million compared to $0.2 million in the 1997 Quarter.

The Company sold six Holiday Inn hotels on February 6, 1998, and recognized a book gain of $0.2 million on the sale. Excluding the six hotels sold, total EBITDA for the Company was $22.3 million in the 1998 Quarter, up 13.5% from $19.7 million in the 1997 Quarter.

Total revenues for the 1998 Quarter were $79.0 million, an increase of $8.4 million, or 11.9%, compared to the 1997 Quarter, primarily as a result of the continued growth of the New Hotels, including the hotel opened during the 1998 Quarter, and, to a lesser extent, revenue growth at the Mature Hotels. The Company's Mature Hotels generated total revenues of $65.4 million in the 1998 Quarter, a decrease of $3.3 million, or 4.8%, compared to the 1997 Quarter due to the sale of six hotels in the 1998 Quarter. Excluding the six hotels sold, the Mature Hotels generated total revenues of $63.5 million, an increase of $1.1 million, or 1.8%, compared to the 1997 Quarter. The Company's New Hotels generated total revenues of $13.2 million during the 1998 Quarter compared to $1.6 million in the 1997 Quarter.

Rooms revenues increased $5.9 million, or 13.0%, from the 1997 Quarter, and increased only slightly, as a percentage of total revenues, to 64.9% from 64.4%. The increase was primarily due to increased rooms revenues from the New Hotels, and the resulting increase in the Company's average room rate to $90.20, a 12.6% increase compared to the 1997 Quarter average room rate of $80.08. In comparison, the average room rate for the hotel industry was $79.44 in the 1998 Quarter, up 5.3% from the 1997 Quarter. The increased average room rate was partially offset by a 1.8% decrease in Company's occupancy for the 1998 Quarter to 64.4%. Occupancy for the hotel industry was 59.9%, down 0.3% from the 1997 Quarter. The Company's Revenue Per Available Room (RevPAR) was $55.37 in the 1998 Quarter, up 7.6% from $50.64 in the 1997 Quarter. RevPAR for the hotel industry was $47.59, up 4.7% from the 1997 Quarter.

Food and beverage revenues increased $1.5 million, or 7.6%, compared to the 1997 Quarter, and decreased slightly as a percentage of total revenues, to 27.8%, from 28.9%. Sales at the New Hotels with full food and beverage services accounted for the overall dollar increase in food and beverage revenues.

Meeting room rental and other revenues increased $1.0 million, or 20.8%, from the 1997 Quarter, and increased slightly as a percentage of revenues, to 7.3% from 6.7%. The majority of the increase was a result of increased meeting and convention business in the Mature Hotels as well as revenues from the New Hotels.

Rooms operating expenses increased $1.9 million, or 17.1%, compared to the 1997 Quarter, and increased as a percentage of rooms revenues, to 25.7% compared to 24.8%. The increase related primarily to expenses for New Hotels. For the Mature Hotels, excluding the six hotels sold, rooms operating expenses as a percentage of rooms revenues were 24.3% in the 1998 Quarter, compared to 23.6% in the 1997 Quarter.

Food and beverage operating expenses increased $0.6 million, or 4.1%, compared to the 1997 Quarter, but decreased as a percentage of food and beverage revenues, to 70.4% from 72.7%. The dollar increase was attributable to expenses associated with food and beverage revenues at the New Hotels.

Other operating expenses increased $0.1 million, or 16.8%, compared to the 1997 Quarter, and decreased slightly as a percentage of meeting room rental and other revenues, to 15.3% from 15.8% in the same period of the prior year.

General, administrative and sales expenses increased $3.9 million, or 19.5%, over the 1997 Quarter, and increased as a percentage of revenues to 30.4% from 28.5%. The increase was primarily attributable to expenses associated with the New Hotels. The Company had seven New Hotels in the 1998 Quarter compared to one New Hotel in the 1997 Quarter.

Repairs and maintenance expenses increased $0.3 million, or 11.4%, compared to the 1997 Quarter and remained stable as a percentage of revenues, at 4.1%.

Depreciation and amortization expenses increased $4.1 million, or 59.8%, compared to the 1997 Quarter, and increased significantly as a percentage of revenues to 14.0% from 9.8%. The Depreciation and amortization increase relates entirely to the New Hotels, as depreciation and amortization expenses are higher in the initial years of a new hotel's operation.

Income from operations decreased $2.7 million, or 19.2%, compared to the 1997 Quarter. Expenses related to operating the New Hotels, particularly depreciation and amortization, increased more rapidly than revenues.

Interest income increased $0.5 million, or 147.4%, from the 1997 Quarter, as the Company held cash from the sale of hotels described above.

Interest expense and amortization of deferred financing fees increased $4.7 million, or 48.8%, from the 1997 Quarter, and increased significantly as a percentage of total revenues to 18.3% from 13.8%. These increased costs related to interest expense for the New Hotels, and can be expected to continue to rise in connection with the Company's new hotel development.

Income (loss) before minority interest, provision for income taxes and extraordinary item represented a $2.2 million loss in the 1998 Quarter, compared to $4.4 million of income in the 1997 Quarter. The loss was primarily attributable to higher depreciation and amortization costs as well as interest expense associated with the Company's New Hotels.

Basic and diluted earnings (loss) per share in the 1998 Quarter was a $0.15 loss, including an extraordinary charge of $0.05, compared to a $0.19 profit in the 1997 Quarter. The loss was driven by fixed charges associated with the Company's seven new hotels opened in 1997 and in the 1998 Quarter. The Company incurred a $0.05 extraordinary charge in the 1998 Quarter related to a $0.1 million pre-payment penalty and the write-off of $1.0 million of deferred financing costs associated with the refinancing of certain debt on four of the Company's hotels.

Liquidity and Capital Resources

In general, the Company has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity and the issuance of industrial revenue bonds. In addition, in the future the Company will obtain mortgage financing secured by construction in progress to provide funding for hotels it develops. Any funds from sales of hotels that are not restricted under the terms of the Company's debt documents also would be available for these purposes. The Company's principal uses of cash are to pay operating expenses, to service debt, to fund new hotel development, to fund capital improvements on existing hotels and to make partnership distributions to fund some of the taxes associated with income allocable to the partners.

At April 3, 1998, the Company had $33.2 million of cash and equivalents and $10.1 million of marketable securities, compared to $42.0 million and $12.7 million, respectively, at the end of 1997. Total current assets at April 3, 1998, decreased $10.2 million, as the result of the decrease in cash and cash equivalents and marketable securities. In February 1998, the Company completed the sale of six hotels for approximately $40 million, consisting of assumption of debt and other obligations of approximately $5.1 million and cash of approximately $34.9 million. Five of the six hotels sold served as collateral for the 1994 and 1995 Mortgage Notes. The Company intends to provide replacement collateral for these mortgage notes. As of April 3, 1998, the Company had provided replacement collateral for one of the five hotels, and currently holds $26.9 million of restricted cash available for the remaining replacement collateral.

Net cash used in operating activities was $4.8 million for the 1998 Quarter compared to $7.1 million for the 1997 Quarter. The Company used less cash in the 1998 Quarter as it had fewer hotels under construction than in the 1997 Quarter.

The Company's long term debt increased $13.4 million during the 1998 Quarter to fund new hotel development and refurbishment expenditures. The Company incurred net capital expenditures of approximately $27.6 million during the 1998 Quarter and $45.4 million during the 1997 Quarter. Of the $23.6 million incurred during the 1998 Quarter, approximately $4.2 million was for capital improvements on existing hotel properties and approximately $23.4 million was for development of new hotels. During the remainder of 1998, the Company expects capital expenditures to total approximately $165.0 million, including approximately $16.6 million for capital improvements on existing hotels and approximately $148.4 million for continued new hotel development.

The Company currently has seven hotels under construction. The Company estimates the remaining building and pre-opening costs of these hotels will require additional capital expenditures of approximately $144.0 million, including expenses scheduled during 1998. Construction in progress at April 3, 1998 included $77.7 million expended for these projects. The Company has received loans and loan commitments for six projects under construction in the amount of $120.3 million, with $85.5 million available, and expects the remaining 1998 capital requirements to be funded by cash, operating income and additional loans on unencumbered developments.

In addition to capital expenditures for the hotels under construction, the Company is at various stages in other new hotel development. Capital requirements for the new hotels under development are expected to be provided by
(i) construction loans; (ii) refinancing of certain existing hotels; (iii) contributions from third parties; and (iv) cash flow from operations.

The Company expects to continue to fund development of new hotels through limited partnerships in which the Company will be the general partner and an affiliate of the general partner will be the limited partner. As permitted by the indentures relating to the 1994 Notes and the 1995 Notes (the "1994 and 1995
Note Indentures"), each of these entities will be an "Unrestricted Subsidiary" for purposes thereof, and accordingly, the ability of the Company to fund these entities is subject to certain limitations contained in the 1994 and 1995 Note Indentures. All of the indebtedness of these entities will be non-recourse to the Company. The Company believes that funding permitted under the 1994 and 1995
Note Indentures will be sufficient to meet its current hotel development plans.

Based upon current plans relating to the timing of new hotel development and loan draw schedules, the Company anticipates that its capital resources will be adequate to satisfy its 1998 capital requirements for the currently planned projects and normal recurring capital improvement.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

     Not Applicable

PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

     Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

     Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders.

     Not Applicable

Item 5.  Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits

     See Exhibit Index incorporated by reference.

 (b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        JOHN Q. HAMMONS HOTELS, INC.


                                        By: /s/   John Q. Hammons
                                            -----------------------------------
                                              John Q. Hammons
                                              Chairman, Founder, and
                                              Chief Executive Officer


                                        By: /s/   Kenneth J. Weber
                                            -----------------------------------
                                              Kenneth J. Weber
                                              Chief Financial Officer and
                                              Executive Vice President
                                              (Principal Financial Officer)



Dated: May 15, 1998

                                 EXHIBIT INDEX

Exhibit No.          Exhibit
-----------          -------

27                   Financial Data Schedule