Form 10-Q
period 1998-07-03
HAMMONS JOHN Q HOTELS INC
filed 1998-08-17
CIK 930796

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to ___________________

Commission File number 1-13486


                         John Q. Hammons Hotels, Inc.
            (Exact name of registrant as specified in its charter)

            Delaware                                            43-1695093
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                          300 John Q. Hammons Parkway
                                   Suite 900
                            Springfield, MO  65806
                   (Address of principal executive offices)
                                  (Zip Code)

                                (417) 864-4300
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------     -------

Number of shares of Registrant's Class A Common Stock outstanding as of August 10, 1998: 6,042,000

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                AND COMPANIES
                         CONSOLIDATED BALANCE SHEETS
                               (OOO's omitted)

                                    ASSETS

                                                   July 3, 1998  January 2, 1998
                                                   ------------  ---------------
                                                    (Unaudited)     (Audited)
CURRENT ASSETS:
  Cash and equivalents                              $  59,374      $  41,961
  Marketable securities                                11,767         12,742
  Receivables
    Trade, less allowance for doubtful accounts of
     $188                                               8,066          7,652
    Construction reimbursements and other               2,607          3,739
    Management fees                                        76             50
  Inventories                                           1,099          1,206
  Prepaid expenses and other                              710          1,386
                                                     ---------     ---------
    Total current assets                                83,699        68,736
PROPERTY AND EQUIPMENT, at cost:
  Land and improvements                                 44,270        40,511
  Buildings and improvements                           576,110       527,856
  Furniture, fixtures and equipment                    212,737       197,177
  Construction in progress                              77,394        78,946
                                                     ---------     ---------
                                                       910,511       844,490
  Less-accumulated depreciation and amortization      (184,950)     (166,125)
                                                     ---------     ---------
                                                       725,561       678,365
  Property and equipment available for sale                 --        38,791
                                                     ---------     ---------
                                                       725,561       717,156
RESTRICTED CASH FROM PROPERTY DISPOSITION               27,261            --
DEFERRED FINANCING COSTS, FRANCHISE FEES
 AND OTHER, net                                         28,465        30,841
                                                     ---------     ---------
                                                     $ 864,986     $ 816,733
                                                     =========     =========

                See Notes to Consolidated Financial Statements

                  JOHN Q. HAMMONS HOTELS, INC. AND COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                      (000's omitted, except share data)

                            LIABILITIES AND EQUITY

                                                          July 3, 1998   January 2, 1998
                                                          ------------   ---------------
                                                           (Unaudited)      (Audited)
LIABILITIES:
    Current portion of long-term debt                       $ 33,863        $ 61,517
    Accounts payable                                          10,455          11,232
    Accrued expenses
        Payroll and related benefits                           5,338           5,529
        Sales and property taxes                              10,461           8,676
        Insurance                                             12,530          11,242
        Interest                                              12,956          12,603
        Utilities, franchise fees and other                    6,099           5,852
                                                            --------        --------
            Total current liabilities                         91,702         116,651
Long-term debt                                               710,407         634,274
Other obligations and deferred revenue                        10,931           7,901
                                                            --------        --------
            Total liabilities                                813,040         758,826
                                                            --------        --------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTEREST OF HOLDERS OF LIMITED PARTNER UNITS:        34,774          39,399

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares
  authorized, none outstanding                                    --              --
Class A common stock, $.01 par value, 40,000,000 shares
  authorized, 6,042,000 shares issued and outstanding             60              60
Class B common stock, $.01 par value, 1,000,000 shares
  authorized, 294,100 shares issued and outstanding                3               3
Paid-in capital                                               96,373          96,373
Retained deficit, net                                        (79,264)        (77,928)
                                                            --------        --------
            Total stockholders' equity                        17,172          18,508
                                                            --------        --------
                                                            $864,986        $816,733
                                                            ========        ========


                See Notes to Consolidated Financial Statements

                  JOHN Q. HAMMONS HOTELS, INC. AND COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (000's omitted, except share data)

                                                                Three Months Ended             Six Months Ended
                                                            ---------------------------   ---------------------------
                                                            July 3, 1998   July 4, 1997   July 3, 1998   July 4, 1997
                                                            ------------   ------------   ------------   ------------
                                                                    (Unaudited)                   (Unaudited)
REVENUES:
    Rooms                                                    $   54,110     $   50,582     $  105,388     $   95,979
    Food and beverage                                            22,255         20,841         44,193         41,238
    Meeting room rental and other                                 5,446          4,796         11,182          9,544
                                                             ----------     ----------     ----------     ----------
            Total revenues                                       81,811         76,219        160,763        146,761

OPERATING EXPENSES:
    Direct operating costs and expenses
        Rooms                                                    13,873         12,573         27,068         23,842
        Food and beverage                                        16,094         15,100         31,545         29,938
        Other                                                       913            829          1,789          1,579
    General, administrative and sales expenses                   23,591         20,279         47,575         40,352
    Repairs and maintenance                                       3,276          3,189          6,513          6,094
    Depreciation and amortization                                11,276          8,104         22,353         15,037
                                                             ----------     ----------     ----------     ----------
            Total operating expenses                             69,023         60,074        136,843        116,842
                                                             ----------     ----------     ----------     ----------
INCOME FROM OPERATIONS                                           12,788         16,145         23,920         29,919
OTHER INCOME (EXPENSE)
    Gain on property disposition                                     --             --            238             --
    Interest income                                                 507            130          1,395            489
    Interest expense and amortization of deferred
      financing fees                                            (14,241)       (10,168)       (28,698)       (19,886)
                                                             ----------     ----------     ----------     ----------
INCOME (LOSS) BEFORE MINORITY INTEREST, PROVISION FOR
  INCOME TAXES AND EXTRAORDINARY ITEM                              (946)         6,107         (3,145)        10,522
    Minority interest in (earnings) losses of partnership           678         (4,378)         2,254         (7,543)
                                                             ----------     ----------     ----------     ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND
  EXTRAORDINARY ITEM                                               (268)         1,729           (891)         2,979
    Provision for income taxes                                      (45)           (86)           (75)          (149)
                                                             ----------     ----------     ----------     ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                            (313)         1,643           (966)         2,830
                                                             ----------     ----------     ----------     ----------
    Extraordinary item; cost of early extinguishment of
      debt, net of applicable tax benefit                           (54)            --           (370)            --
                                                             ----------     ----------     ----------     ----------
NET INCOME (LOSS)                                            $     (367)    $    1,643     $   (1,336)    $    2,830
                                                             ==========     ==========     ==========     ==========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
    Per share net income (loss) allocable to Company         $    (0.06)    $     0.26     $    (0.21)         $0.45
                                                             ==========     ==========     ==========     ==========
    Basic and diluted weighted average shares outstanding     6,336,100      6,336,100      6,336,100      6,336,100
                                                             ==========     ==========     ==========     ==========

                See Notes to Consolidated Financial Statements

                  JOHN Q. HAMMONS HOTELS, INC. AND COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST AND STOCKHOLDERS' EQUITY

                                (000's omitted)

                                                                STOCKHOLDERS' EQUITY
                                             -----------------------------------------------------------
                                                        Class A   Class B             Company
                                             Minority   Common    Common    Paid-In   Retained
                                             Interest    Stock     Stock    Capital   Deficit     Total
                                             --------   -------   -------   -------   --------   -------
BALANCE, January 2, 1998 (audited)           $39,399      $60       $ 3     $96,373   $(77,928)  $18,508
Distribution for income taxes                 (1,433)      --        --          --         --        --
Net loss allocable to the Company                 --       --        --          --     (1,336)   (1,336)
Minority interest in losses of partnership
  after extraordinary item of $938            (3,192)      --        --          --         --        --
                                             -------      ---       ---     -------   --------   -------
BALANCE, July 3, 1998 (unaudited)            $34,774      $60       $ 3     $96,373   $(79,264)  $17,172
                                             =======      ===       ===     =======   ========   =======


                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                                               Six Months Ended
                                                                                               -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 July 3, 1998       July 4, 1997
                                                                                      -------------      ------------
                                                                                                 (Unaudited)
 Net income (loss)                                                                    $      (1,336)     $      2,830
 Adjustments to reconcile net income (loss) to cash used in operating activities-
  Depreciation, amortization, and loan cost amortization                                     23,498            15,996
  Minority interest in earnings (losses) of partnership                                      (2,254)            7,543
  Extraordinary item, net of tax benefit                                                        370                --
  Gain on property disposition                                                                 (238)               --
 Changes in certain assets and liabilities
  Receivables                                                                                   692            (1,709)
  Inventories                                                                                    (6)              (35)
  Prepaid expenses and other                                                                    676               200
  Accounts payable                                                                             (777)           (9,219)
  Accrued expenses                                                                            3,497             3,902
  Other obligations and deferred revenue                                                      3,015             2,407
                                                                                      -------------      ------------
     Net cash provided by operating activities                                               27,137            21,915
                                                                                      -------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment, net                                                   (65,700)          (99,542)
 Proceeds from disposition of property                                                       39,387                --
 Restricted cash remaining from property disposition                                        (27,261)               --
 Franchise fees and other                                                                    (4,171)           (3,810)
 Sale (purchase) of marketable securities, net                                                  975            (2,754)
                                                                                      -------------      ------------
     Net cash used in investing activities                                                  (56,770)         (106,106)
                                                                                      -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                                                   177,027            66,831
 Repayments of debt                                                                        (128,548)           (1,778)
 Distributions                                                                               (1,433)           (1,815)
                                                                                      -------------      ------------
     Net cash provided by financing activities                                               47,046            63,238
                                                                                      -------------      ------------
Increase (decrease) in cash and equivalents                                                  17,413           (20,953)
CASH AND EQUIVALENTS, beginning of period                                                    41,961         $  46,449
                                                                                      -------------      ------------
CASH AND EQUIVALENTS, end of period                                                   $      59,374      $     25,496
                                                                                      =============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR INTEREST, net of amounts capitalized                                    $      27,855      $     18,918
                                                                                      =============      ============

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

2.   GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 2, 1998 which included financial statements for the fiscal years ended January 2, 1998, and January 3, 1997.

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

In June 1998, options to purchase 829,100 shares of common stock were issued at a price of $7 3/8 per share and were not included in the computation of diluted earnings (loss) per share since the options' exercise price was greater than the average market price of the common shares. Additionally, inclusion of options in the 1998 period would have been anti-dilutive. The issuance of the stock options dated June 5, 1998, terminated and canceled all outstanding unexercised options regardless of whether such options were vested.

Since there are no dilutive securities, basic and diluted earnings (loss) per share are identical, thus a reconciliation of the numerator and denominator is not necessary.

Basic and diluted loss per share before extraordinary item was $.05 for the three months ended July 3, 1998 and $.15 for the six months ended July 3, 1998. The basic and diluted loss per share impact of the extraordinary item was $.01 for the three-month period and $.06 for the six-month period.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivate Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133 is effective for fiscal years beginning after June 15, 1999. Upon adoption of this statement, the Company anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

5.   PROPERTY DISPOSITION

Effective February 6, 1998, the Company completed the sale of six hotels to an unrelated party for $40 million, resulting in a gain of approximately $0.2 million. Certain of these hotels served as collateral under the 1994 and 1995 first mortgage notes. Under the terms of these indentures the Company must provide replacement collateral of equivalent value or apply the net proceeds from the sale to amounts outstanding. The Company has provided, or is in the process of providing, replacement collateral in accordance with the indenture provisions. As of July 3, 1998, $27.3 million of cash was restricted for this purpose and is classified as non-current restricted cash in the accompanying balance sheet.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General. For purposes of this discussion, the Company classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

The Company has opened two New Hotels in the past six months, and has an additional six hotels under construction. The Company's development activity limits its ability to grow per share income. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New Hotels mature, the Company expects, but there can be no assurance, that the operating expenses for these hotels will decrease as a percentage of revenues.

The Company continues to develop new hotels, including Plaza Hotel, Topeka, Kansas; Embassy Suites Hotel, Portland Oregon; Hampton Inn and Suites Hotel adjacent to the Mesquite Championship Rodeo Arena, Mesquite, Texas; Radisson Plaza Hotel, Coral Springs, Florida; Marriott Renaissance Hotel at the Charlotte, North Carolina airport; and Embassy Suites Hotel, Grapevine, Texas, adjacent to the Bass Pro Shop's Outdoor World, near the Dallas-Fort Worth
airport.   While the Company believes its development efforts
represent the best long-term strategy, the continued aggressive New Hotel development initiatives will continue to have a negative effect on earnings.

Three-Month Period

The following discussion and analysis addresses results of operations for the three month periods ended July 3, 1998 (the "1998 Quarter") and July 4, 1997 (the "1997 Quarter").

On May 11, 1998, the Company opened the World Golf Resort Hotel in St. Augustine, Florida. The opening marked the sixteenth hotel the Company had developed in less than three years. The Company expects to open two additional hotels during the remainder of 1998: Capitol Plaza Hotel - Topeka, Kansas; and Embassy Suites hotel - Portland, Oregon.

For the 1998 Quarter, the Company's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $24.1 million, a slight decrease of 0.4% compared to the 1997 Quarter EBITDA of $24.2 million. The Mature Hotels' EBITDA was $18.9 million in the 1998 Quarter, down 11.6% from $21.4 million in the 1997 Quarter due primarily to the sale of six hotels on February 6, 1998. The Company sold six Holiday Inn hotels and recognized a book gain of $0.2 million on the sale. Excluding the six hotels sold, the Mature Hotels EBITDA in the 1998 Quarter was $19.0 million, down 3.6% from $19.7 million in the 1997 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels (excluding the six hotels sold) decreased to 29.0% in the 1998 Quarter from 30.3% in the 1997 Quarter. The New Hotels' EBITDA for the 1998 Quarter was $2.9 million compared to $0.7 million in the 1997 Quarter.

Total revenues for the 1998 Quarter were $81.8 million, an increase of $5.6 million, or 7.3%, compared to the 1997 Quarter, primarily as a result of the continued growth of the New Hotels, including the two hotels opened during 1998, and, to a lesser extent, revenue growth at the Mature Hotels. The Company's Mature Hotels generated total revenues of $65.5 million in the 1998 Quarter, a decrease of $6.9 million, or 9.5%, compared to the 1997 Quarter due to the sale of six hotels described above. The Company's New Hotels generated total revenues of $15.9 million during the 1998 Quarter compared to $3.7 million in the 1997 Quarter.

Rooms revenues increased $3.5 million, or 6.9%, from the 1997 Quarter, but decreased slightly as a percentage of total revenues, to 66.1% from 66.4%. The dollar increase was primarily due to increased rooms revenues from the New Hotels, and the resulting increase in the Company's average room rate to $91.78, a 12.9% increase compared to the 1997 Quarter average room rate of $81.26. In comparison, the average room rate for the hotel industry was $78.30 in the 1998 Quarter, up 4.7% from the 1997 Quarter. The increased average room rate was partially offset by a 2.8 percentage point decrease in the Company's occupancy for the 1998 Quarter to 64.9%. Occupancy for the hotel industry was 67.5%, down
0.7 percentage points from the 1997 Quarter. The Company's Revenue Per Available Room (RevPAR) was $59.56 in the 1998 Quarter, up 8.4% from $54.97 in the 1997 Quarter. RevPAR for the hotel industry was $52.87, up 4.0% from the 1997 Quarter.

Food and beverage revenues increased $1.4 million, or 6.7%, compared to the 1997 Quarter, and remained stable as a percentage of total revenues, at 27.3%. Sales at the New Hotels with full food and beverage services accounted for the overall dollar increase in food and beverage revenues.

Meeting room rental and other revenues increased $0.6 million, or 13.6%, from the 1997 Quarter, and increased slightly as a percentage of revenues, to 6.7% from 6.3%. The majority of the increase was a result of revenues from the New Hotels as well as increased meeting and convention business in the Mature Hotels.

Rooms operating expenses increased $1.3 million, or 10.3%, compared to the 1997 Quarter, and remained consistent as a percentage of rooms revenues at 24.9%. The increase related primarily to expenses for New Hotels. For the Mature Hotels, excluding the six hotels sold, rooms operating expenses as a percentage of rooms revenues were 24.6%in the 1998 Quarter, compared to 23.9% in the 1997 Quarter.

Food and beverage operating expenses increased $1.0 million, or 6.6%, compared to the 1997 Quarter, but decreased slightly as a percentage of food and beverage revenues, to 72.3% from 72.5%. The dollar increase was attributable to expenses associated with food and beverage revenues at the New Hotels.

Other operating expenses increased $0.1 million, or 12.5%, compared to the 1997 Quarter, but decreased as a percentage of meeting room rental and other revenues, to 16.8% from 17.3%.

General, administrative and sales expenses increased $3.3 million, or 16.3%, over the 1997 Quarter, and increased as a percentage of revenues to 28.8% from 26.6%. The increase was primarily attributable to expenses associated with the New Hotels. The Company had eight New Hotels in both the 1998 Quarter and the 1997 Quarter.

Repairs and maintenance expenses increased $0.1 million, or 2.7%, compared to the 1997 Quarter and decreased slightly as a percentage of revenues, to 4.0% from 4.2% in the 1997 Quarter.

Depreciation and amortization expenses increased $3.2 million, or 39.1%, compared to the 1997 Quarter, and increased significantly as a percentage of revenues to 13.8% from 10.6%. The depreciation and amortization increase related entirely to the New Hotels, as depreciation and amortization expenses are higher in the initial years of a new hotel's operation.

Income from operations decreased $3.3 million, or 20.8%, compared to the 1997 Quarter. Expenses related to operating the New Hotels, particularly depreciation and amortization, increased more rapidly than revenues.

Interest expense, net increased $3.7 million, or 36.8%, from the 1997 Quarter, and increased as a percentage of total revenues to 16.8% from 13.2%. These increased costs related to interest expense for the New Hotels.

Income (loss) before minority interest, provision for income taxes and extraordinary item represented a $0.9 million loss in the 1998 Quarter, compared to $6.1 million of income in the 1997 Quarter. The loss was primarily attributable to higher depreciation and amortization costs as well as interest expense associated with the Company's New Hotels.

Basic and diluted earnings (loss) per share in the 1998 Quarter was a $0.06 loss, including an extraordinary charge of $0.01, compared to a $0.26 profit in the 1997 Quarter. The loss was driven by fixed charges associated with the Company's new hotels opened in 1997 and 1998. The extraordinary charge in the 1998 Quarter related to early retirement of debt.

Six-Month Period

The following discussion addresses results of operations for the six month periods ended July 3, 1998 (the "1998 Six Months") and July 4, 1997 (the "1997 Six Months").

For the 1998 Six Months the Company's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) was $46.3 million, a 2.9% increase compared to the 1997 Six Months. The Mature Hotels' EBITDA was $37.0 million in the 1998 Six Months, down $3.3 million from the 1997 Six Months, primarily due to the sale of six hotels on February 6, 1998. Excluding the six hotels sold, the Mature Hotels' EBITDA in the 1998 Six Months was $37.2 million, down 1.0% from the $37.6 million in the 1997 Six Months.

Total revenues increased to $160.8 million in the 1998 Six Months from $146.8 million in the 1997 Six Months, an increase of $14.0 million or 9.5%. The increase is primarily attributed to the continued growth of New Hotels.

Rooms revenues increased to $105.4 million in the 1998 Six Months from $96.0 million in the 1997 Six Months, an increase of $9.4 million or 9.8% as a result of increases in average room rates and total number of available rooms. Rooms revenues as a percentage of total revenues remained relatively stable, at 65.6%, compared to 65.4% in the 1997 Six Months. Average room rates of Mature Hotels increased to $86.57 in the 1998 Six Months from $79.72 in the 1997 Six Months, an increase of $6.85 or 8.6%. Occupancy of Mature Hotels decreased to 64.3% in the 1998 Six Months from 65.8% in the 1997 Six Months, a decrease of 1.5 percentage points.

Food and beverage revenues increased to $44.2 million in the 1998 Six Months from $41.2 million in the 1997 Six Months, an increase of $3.0 million or 7.3%, but decreased as a percentage of total revenues to 27.5% from 28.1% in the 1997 Six Months. The dollar increase in revenues was attributable primarily to sales at the New Hotels, and to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

Meeting room rental and other revenues increased to $11.2 million in the 1998 Six Months from $9.5 million in the 1997 Six Months, an increase of $1.6 million or 17.2%. Meeting room rental and other revenues also increased as a percentage of total revenues to 7.0% from 6.5% in the 1997 Six Months.

Rooms operating expenses increased to $27.1 million in the 1998 Six Months from $23.8 million in the 1997 Six Months, an increase of $3.2 million or 13.5%. This expense represented 25.7% of rooms revenues in the 1998 Six Months and 24.8% in the 1997 Six

Months. The dollar and percentage increases are related to the additional hotels opened in the last twelve months.

Food and beverage operating expenses increased to $31.5 million in the 1998 Six Months from $29.9 million in the 1997 Six Months, an increase of $1.7 million or 5.7%. These expenses decreased as a percentage of food and beverage revenues in the 1998 Six Months, however, to 71.3%, from 72.6% in the 1997 Six Months.

Other operating expenses increased to $1.8 million in the 1998 Six Months from $1.6 million in the 1997 Six Months, an increase of $0.2 million or 13.3%, but declined as a percentage of meeting room rental and other income, to 16.1% in the 1998 Six Months from 16.5% in the 1997 Six Months.

General, administrative and sales expenses increased to $47.6 million in the 1998 Six Months from $40.4 million in the 1997 Six Months, an increase of $7.2 million or 17.8%, and increased as a percentage of total revenues to 29.6% from 27.5% in the 1997 Six Months. The increase in these expenses was primarily the result of expenses associated with the opening of New Hotels.

Repairs and maintenance expenses increased to $6.5 million in the 1998 Six Months from $6.1 million in the 1997 Six Months, an increase of $0.4 million or 6.9%. The increase was a result of the increased number of hotels open.

Depreciation and amortization expenses increased to $22.4 million in the 1998 Six Months from $15.0 million in the 1997 Six Months, an increase of $7.3 million or 48.7%. These expenses represented 13.9% of total revenues in the 1998 Six Months compared to 10.2% of total revenues in the 1997 Six Months.

Income from Operations decreased to $23.9 million in the 1998 Six Months from $29.9 million in the 1997 Six Months, a decrease of $6.0 million or 20.1%. The decrease was due primarily to higher depreciation and amortization and higher general, administrative and sales expenses.

Interest expense, net increased to $27.3 million in the 1998 Six Months from $19.4 million in the 1997 Six Months, an increase of $7.9 million or 40.8%. As a percentage of total revenues, this expense increased to 17.0% in the 1998 Six Months from 13.2% in the 1997 Six Months.

Income (Loss) before minority interest, provision for income taxes and extraordinary item was $3.1 million loss in the 1998 Six Months, compared to income of $10.5 million in the 1997 Six Months.

Basic and diluted earnings (loss) per share in the 1998 Six Months was a $0.21 loss, including an extraordinary charge of $0.06, compared to a $0.45 profit in the 1997 Six Months. The loss was driven by fixed charges associated with the Company's new hotels opened in 1997 and 1998.

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

At July 3, 1998, the Company had $59.4 million of cash and equivalents and $11.8 million of marketable securities, compared to $42.0 million and $12.7 million, respectively, at the end of 1997. Total current assets at July 3, 1998, increased $15.0 million, as the result of an increase in cash and cash equivalents. In February 1998 the Company completed the sale of six properties for approximately $40 million. That sale consisted of assumption of debt and other obligations of approximately $5.1 million and cash of approximately $34.9 million. Five of the six hotels sold served as collateral for the 1994 and 1995 Mortgage Notes. The Company intends to provide replacement collateral for these mortgage notes. As of July 3, 1998, the Company had provided replacement collateral for one of the five hotels, and held $27.3 million of restricted cash available for the remaining replacement collateral.

Net cash provided by operating activities was $27.1 million for the 1998 Six Months compared to $21.9 million for the 1997 Six Months.

The Company's long term debt increased $48.5 million during the 1998 Six Months to fund new hotel development. The Company incurred net capital expenditures of approximately $65.7 million during the 1998 Six Months and $99.5 million during the 1997 Six Months. Of the $65.7 million incurred during the 1998 Six Months, approximately $8.2 million was for capital improvements on existing hotel properties and approximately $57.5 million was for development of new hotels. During the remainder of 1998, the Company expects capital expenditures to total approximately $100.5 million, including approximately $13.6 million for capital improvements on existing hotels and approximately $78.7 million for continued new hotel development.

The Company currently has six hotels under construction. The Company estimates the remaining building and pre-opening costs of these hotels will require additional capital expenditures of approximately $112.9 million, including expenses scheduled during 1998. Construction in progress at July 3, 1998 included $68.2 million expended for these projects. The Company has received loans and loan commitments for the six projects under construction in the amount of $120.3 million, with $90.7 million available, and expects the remaining 1998 capital requirements to be funded by cash, operating income and additional loans on unencumbered developments.

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

The Company accrued $1.4 million of distributions to the partners during the 1998 Quarter. Any distributions by the Partnership to its partners must be made in accordance with the provisions of the 1994 and 1995 Note Indentures.

On August 14, 1998, the Company was notified that Standard & Poor's has placed the Company's corporate credit and securities debt ratings on Credit Watch status. The Company's Management and Board plan to meet and discuss the Company's financing and development strategies within the next ten days. The Company plans to meet with Standard & Poor's in September of 1998 to address and review their issues.

Year 2000. The Company is actively addressing the impact of the Year 2000 as it relates to the processes of its information technology environment. Potential problems with internal, external and embedded systems are being addressed. Capital budget funds have been set aside for software and hardware upgrades and/or replacements to address Year 2000 issues. Virtually all such upgrades were anticipated by the Company and would have been implemented within the next few years even absent a Year 2000 issue.

The Company is requiring vendors and suppliers to certify Year 2000 compliance of supplied information technology systems and devices. Compliance is defined as no failures or interruptions occurring due to the processing of date information or data between the years through 1999 and years beginning with the year 2000.

The Company has reviewed the effects of the upcoming Year 2000 on its computer systems and operations, as well as on those of the hotels it operates. The Company does not anticipate any material impact on its corporate operation, given the current systems used are believed to be Year 2000 compliant .

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

                Not Applicable

Item 3.  Defaults Upon Senior Securities

              Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders.

     The Company held the annual meeting of its shareholders on Friday, May 1, 1998.

     The following persons were elected as directors of the Company by the holders of Class A Common Stock:

                     Robert T. Jones, Jr.    John E. Lopez-Ona    Kenneth J. Weber

Votes in Favor:
  Class A             4,127,882               5,099,175            5,099,175
  Class B            14,705,000              14,705,000           14,705,000
                     ----------              ----------           ----------
    Total            18,832,882              19,804,175           19,804,175

Votes Against:
  Class A            0                       0                    0
  Class B            0                       0                    0
                     -                       -                    -
    Total            0                       0                    0

Votes Withheld:
  Class A            971,596                 303                  303
  Class B                  0                   0                    0
                     -------                 ---                  ---
    Total            971,596                 303                  303

Abstentions:
  Class A            0                       0                    0
  Class B            0                       0                    0
                     -                       -                    -
    Total            0                       0                    0

Broker Non-votes:
  Class A            0                       0                    0
  Class B            0                       0                    0
                     -                       -                    -
    Total            0                       0                    0

     The shareholders also ratified the selection of Arthur Andersen LLP, as outside auditors for the Company and its subsidiaries for fiscal 1998, as follow:

Votes in Favor:
  Class A            5,098,465
  Class B           14,705,000
                    ----------
   Total            19,803,465

Votes Against:
   Class A           3
   Class B           0
                     -
     Total           3

Votes Withheld:
   Class A           0
   Class B           0
                     -
     Total           0

Abstentions:
   Class A           1,010
   Class B               0
                     -----
     Total           1,010

Broker Non-votes:
   Class A           0
   Class B           0
                     -
     Total           0

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

                                JOHN Q. HAMMONS HOTELS, INC.


                                By:  /s/ John Q. Hammons
                                   -----------------------------------
                                         John Q. Hammons
                                         Chairman, Founder, and
                                         Chief Executive Officer


                                By:  /s/ Kenneth J. Weber
                                   -----------------------------------
                                         Kenneth J. Weber
                                         Chief Financial Officer and
                                         Executive Vice President
                                         (Principal Financial Officer)
Dated: August 17, 1998