Form 10-Q
period 1998-10-02
HAMMONS JOHN Q HOTELS INC
filed 1998-11-16
CIK 930796

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1998

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

Yes    X     No
    -------    --------

Number of shares of registrant's Class A Common Stock outstanding as of November 13, 1998: 6,042,000

PART I - FINANCIAL INFORMATION
          Item 1.  Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                    ASSETS


                                                          October 2, 1998          January 2, 1998
                                                          ---------------          ---------------
                                                               (Unaudited)                (Audited)
CURRENT ASSETS:
  Cash and equivalents                                          $  31,683                $  41,961
  Marketable securities                                            12,761                   12,742
  Receivables
    Trade, less allowance for doubtful accounts of $188             9,311                    7,652
    Construction reimbursements, shareholder and other              6,364                    3,739
    Management fees                                                    78                       50
  Inventories                                                       1,196                    1,206
  Prepaid expenses and other                                          691                    1,386
                                                                ---------                ---------
      Total current assets                                         62,084                   68,736
PROPERTY AND EQUIPMENT, at cost:
  Land and improvements                                            44,307                   40,511
  Buildings and improvements                                      609,503                  527,856
  Furniture, fixtures and equipment                               241,114                  197,177
  Construction in progress                                         53,591                   78,946
                                                                ---------                ---------
                                                                  948,515                  844,490
  Less-accumulated depreciation and amortization                 (195,246)                (166,125)
                                                                ---------                ---------
                                                                  753,269                  678,365
Property and equipment available for sale                              --                   38,791
                                                                ---------                ---------
                                                                  753,269                  717,156
RESTRICTED CASH FROM PROPERTY DISPOSITION                           2,039                       --
DEFERRED FINANCING COSTS, FRANCHISE FEES
    AND OTHER, net                                                 27,673                   30,841
                                                                ---------                ---------
                                                                $ 845,065                $ 816,733
                                                                =========                =========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                       (000's omitted except share data)
                            LIABILITIES AND EQUITY

                                                                October 2, 1998              January 2, 1998
                                                                ---------------              ---------------
                                                                     (Unaudited)                    (Audited)
LIABILITIES:
  Current portion of long-term debt                                    $ 38,921                     $ 61,517
  Accounts payable                                                       10,705                       11,232
  Accrued expenses -
    Payroll and related benefits                                          4,830                        5,529
    Sales and property taxes                                             11,689                        8,676
    Insurance                                                            11,797                       11,242
    Interest                                                              3,926                       12,603
    Utilities, franchise fees and other                                   5,860                        5,852
                                                                       --------                     --------
  Total current liabilities                                              87,728                      116,651
Long-term debt                                                          696,636                      634,274
Other obligations and deferred revenue                                   10,696                        7,901
                                                                       --------                     --------
      Total liabilities                                                 795,060                      758,826
                                                                       --------                     --------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST OF HOLDERS OF LIMITED
  PARTNER UNITS                                                          33,411                       39,399

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares
  authorized, none outstanding                                               --                           --
Class A common stock, $.01 par value, 40,000,000 shares
  authorized, 6,042,000 shares issued and outstanding                        60                           60
Class B common stock, $.01 par value, 1,000,000 shares
  authorized, 294,100 shares issued and outstanding                           3                            3
Paid-in capital                                                          96,373                       96,373
Retained deficit, net                                                   (79,842)                     (77,928)
                                                                       --------                     --------
      Total stockholders' equity                                         16,594                       18,508
                                                                       --------                     --------
                                                                       $845,065                     $816,733
                                                                       ========                     ========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000's omitted except share data)

                                                            Three Months Ended              Nine Months Ended
                                                       Oct. 2, 1998    Oct. 3, 1997    Oct. 2, 1998    Oct. 3, 1997
                                                       ----------------------------    ----------------------------
                                                                (Unaudited)                    (Unaudited)
REVENUES:
 Rooms                                                   $  56,918       $  53,360       $ 162,306       $ 149,339
 Food and beverage                                          20,168          19,472          64,361          60,710
 Meeting room rental and other                               5,577           6,032          16,759          15,576
                                                         ---------       ---------       ---------       ---------
     Total revenues                                         82,663          78,864         243,426         225,625
                                                         ---------       ---------       ---------       ---------
OPERATING EXPENSES:
 Direct operating costs and expenses
     Rooms                                                  13,580          13,250          40,648          37,092
     Food and beverage                                      14,912          14,888          46,457          44,826
     Other                                                     874             878           2,663           2,457
 General, administrative and sales expenses                 25,491          23,406          73,066          63,758
 Repairs and maintenance                                     3,417           3,227           9,930           9,321
 Depreciation and amortization                              11,547           9,422          33,900          24,459
                                                         ---------       ---------       ---------       ---------
     Total operating costs                                  69,821          65,071         206,664         181,913
                                                         ---------       ---------       ---------       ---------
INCOME FROM OPERATIONS                                      12,842          13,793          36,762          43,712
OTHER INCOME (EXPENSE)
 Gain on Sale                                                   --              --             238              --
 Interest income                                               698             298           2,093             787
 Interest expense and amortization of deferred
   financing fees                                          (14,921)        (12,022)        (43,619)        (31,908)
                                                         ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE MINORITY INTEREST AND PROVISION
   FOR INCOME TAXES                                         (1,381)          2,069          (4,526)         12,591
 Minority interest in earnings of partnership                 (991)         (1,483)         (3,245)         (9,026)
                                                         ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                                               (390)            586          (1,281)          3,565
   Provision for income taxes                                  (40)            (29)           (115)           (178)
                                                         ---------       ---------       ---------       ---------
NET INCOME (LOSS) before extraordinary item                   (430)            557          (1,396)          3,387
                                                         ---------       ---------       ---------       ---------

EXTRAORDINARY ITEM:
   Loss on extinguishment of debt                             (148)             --            (518)             --
                                                         ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                             (578)      $     557       $  (1,914)      $  3, 387
                                                         =========       =========       =========       =========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Per share net income (loss) allocable to Company         $   (0.09)      $    0.09       $   (0.30)      $    0.54
                                                         =========       =========       =========       =========
Basic and diluted weighted average shares outstanding    6,336,100       6,336,100       6,336,100       6,336,100
                                                         =========       =========       =========       =========

                See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
            CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                            AND STOCKHOLDERS' EQUITY
                                (000's omitted)


                                                                     STOCKHOLDERS' EQUITY
                                                 ------------------------------------------------------------
                                                             Class A   Class B             Company
                                                             -------   -------             --------
                                                  Minority   Common    Common    Paid-In   Retained
                                                  --------   -------   -------   -------   --------
                                                  Interest   Stock      Stock    Capital   Deficit     Total
                                                  --------   -------   -------   -------   --------   -------
BALANCE, January 2, 1998 (audited)                 $39,399   $   60    $     3   $96,373   $(77,928)  $18,508
Distribution for income taxes                       (1,433)     --         --        --         --        --
Net loss allocable to the Company                      --       --         --        --      (1,914)   (1,914)
Minority interest in losses of partnership
      after extraordinary item of $1,310            (4,555)     --         --        --         --        --
                                                   -------   -------   -------   -------   --------   -------
BALANCE, October 2, 1998
(Unaudited)                                        $33,411   $    60   $     3   $96,373   $(79,842)  $16,594
                                                   =======   =======   =======   =======   ========   =======

                 See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                                              Nine Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 October 2, 1998   October 3, 1997
                                                                                      ---------------   ---------------
                                                                                                  (Unaudited)
 Net income (loss)                                                                       $  (1,914)        $   3,387
 Adjustments to reconcile net income (loss) to cash provided by operating activities-
     Depreciation, amortization, and loan cost amortization                                  35,350           25,931
     Minority interest in earnings (losses) of partnership                                   (4,555)           9,026
     Loss on early extinguishment of debt                                                     1,828               --
     Gain on sale of hotels                                                                    (238)              --
 Changes in certain assets and liabilities
     Receivables                                                                             (4,312)          (3,842)
     Inventories                                                                               (103)            (122)
     Prepaid expenses and other                                                                 695            1,343
     Accounts payable                                                                          (527)          (6,680)
     Accrued expenses                                                                        (5,800)          (4,435)
     Other obligations and deferred revenue                                                   2,795           (1,599)
                                                                                         ----------        ---------
              Net cash provided by operating activities                                      23,219           23,009
                                                                                         ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net                                                 (103,415)        (144,245)
  Proceeds from disposition of hotels                                                        39,387               --
  Restricted cash remaining from property distribution                                       (2,039)              --
  Franchise fees and other                                                                   (5,744)          (3,259)
  Purchase of marketable securities, net                                                        (19)          (3,879)
                                                                                         ----------        ---------
              Net cash used in investing activities                                         (71,830)        (151,383)
                                                                                         ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                                                   223,390          152,159
 Repayments of debt                                                                        (183,624)         (20,682)
 Distributions to partners                                                                   (1,433)          (2,415)
                                                                                         ----------        ---------
              Net cash provided by financing activities                                      38,333          129,062
                                                                                         ----------        ---------
Increase (decrease) in cash and equivalents                                                 (10,278)             688
CASH AND EQUIVALENTS, beginning of period                                                    41,961           46,449
                                                                                         ----------        ---------
CASH AND EQUIVALENTS, end of period                                                      $   31,683        $  47,137
                                                                                         ==========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR INTEREST, net of amounts capitalized                                       $   51,689        $  39,395
                                                                                         ==========        =========

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

     In June, 1998, options to purchase 829,100 shares of common stock were issued at a price of $7 3/8 per share and were not included in the computation of diluted earnings (loss) per share since the options' exercise price was greater than the average market price of the common shares. Additionally, inclusion of options in the 1998 period would have been anti-dilutive. The issuance of the stock options dated June 5, 1998, terminated and canceled all outstanding unexercised options regardless of whether such options were vested.

     Since there are no dilutive securities, basic and diluted earnings (loss) per share are identical, thus a reconciliation of the numerator and denominator is not necessary.

     Basic and diluted loss per share before extraordinary item was $0.07 for the three months ended October 2, 1998 and $0.22 for the nine months ended October 2, 1998. The basic and diluted loss per share impact of the extraordinary item was $0.02 for the three-month period and $0.08 for the nine-month period. SFAS 128 required the Company to restate reported earnings (loss) per share for all periods presented. This accounting change had no effect on previously reported earnings per share.

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which requires comprehensive income and the associated income tax expense or benefit to be reported in a financial statement that is displayed with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. "Other comprehensive income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but not in net income. The Company adopted this statement in the first quarter of fiscal 1998 with no impact on the Company's reported consolidated financial position, results of operations, cash flows or related disclosures.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131), which requires disclosure for each segment in which the chief operating decision maker organizes these segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company intends to adopt SFAS 131 during fiscal 1998. This statement, which requires expansion or modification to existing disclosures, will have no impact on the Company's reported financial position, results of operation or cash flows.

     In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities, including preopening expenses, to be expensed as incurred. The Company's current practice is to defer these expenses until a hotel has commenced operations, at which time the costs, other than advertising costs that are expensed upon opening, are amortized over a one-year period. The Company is required to adopt the provisions of this statement no later than the first quarter of fiscal 1999 and, consistent with the guidance of the SOP, then existing cumulative unamortized preopening costs will be charged to expense.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     SAFS 133 is effective for fiscal years beginning after June 15, 1999. Upon adoption of this statement, the Company anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

5.   PROPERTY DISPOSITION

     Effective February 6, 1998, the Company completed the sale of six hotels to an unrelated party for $40 million, resulting in a gain of approximately $0.2 million. Certain of these hotels served as collateral under the 1994 and 1995 first mortgage notes. Under the terms of these indentures the Company must provide replacement collateral of equivalent value or apply the net proceeds from the sale to amounts outstanding. On August 12, 1998, the Company provided replacement collateral in accordance with the indenture provisions by purchasing (from an unrestricted subsidiary) the Embassy Suites in Montgomery, Alabama at its appraised value of $25.4 million. As of October 2, 1998 a cash balance of $2.0 million remains restricted for this purpose and is classified as non-current restricted cash in the accompanying balance sheet.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     For purposes of this discussion, the Company classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

     The Company has opened four New Hotels in the past nine months, and has an additional five hotels under construction. The Company's development activity restricts its ability to grow per share income. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New Hotels mature, the Company expects, but there can be no assurance, that the operating expenses for these hotels will decrease as a percentage of revenues.

     The Company announced on September 11, 1998 that it was ceasing new development activity, except for the five hotels that are currently under construction. The hotels currently under construction include Hampton Inn and Suites Hotel adjacent to the Mesquite Championship Rodeo Arena, Mesquite, Texas; Radisson Plaza, Coral Springs, Florida; Marriott Renaissance Hotel at Charlotte, North Carolina Airport; Embassy Suites Hotel, Grapevine, Texas, adjacent to Bass Pro's Outdoor World, near the Dallas-Fort Worth Airport; and Marriott Renaissance Oklahoma City Hotel, in downtown Oklahoma City, Oklahoma.

     The Company opened two additional hotels during the quarter ended October 2, 1998. On August 18, 1998, the Company opened Capital Plaza Hotel in
Topeka, Kansas and on September 30, 1998, the Embassy Suites Hotel at the Portland, Oregon Airport. These openings marked the seventeenth and eighteenth hotels the Company has developed in less than four years.

QUARTER ENDED OCTOBER 2, 1998

     The following discussion and analysis addresses results of operations for the quarter ended October 2, 1998 (the "1998 Quarter") and October 3, 1997 (the "1997 Quarter").

     For the 1998 Quarter, the Company's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $24.4 million, an increase of 5.1% compared to the 1997 Quarter EBITDA of $23.2 million. The Mature Hotels' EBITDA was $18.2 million in the 1998 Quarter, down 8.5% from $19.9 million in the 1997 Quarter, due primarily to the sale of six hotels on February 6, 1998. The Company sold six Holiday Inn Hotels and recognized a book gain of $0.2 million on the sale. Excluding the six hotels sold, the Mature Hotels' EBITDA in the 1998 Quarter was $18.2 million, up almost 1.0% from $18.0 million in the 1997 Quarter. As a percentage of total revenues EBITDA related to the Mature Hotels (excluding the six hotels sold) decreased to 28.4% in the 1998 Quarter from 28.7% in the 1997 Quarter. The New Hotels' EBITDA for the 1998 Quarter was $3.2 million compared to $0.6 million in the 1997 Quarter.

     Total revenues for the 1998 Quarter were $82.7 million, an increase of $3.8 million, or 4.8%, compared to the 1997 Quarter, primarily as a result of the continued growth of the New Hotels' including the four hotels opened in 1998. The Company's Mature Hotels (excluding the six hotels sold) generated total revenues of $64.2 million in the 1998 Quarter, an increase of $1.3 million, or 2.0%, compared to the 1997 Quarter. The Company's New Hotels generated total revenues of $17.8 million during the 1998 Quarter compared to $6.9 million in the 1997 Quarter.

     Rooms revenues increased $3.6 million, or 6.7%, from the 1997 Quarter, and increased slightly as a percentage of total revenues, to 68.9% from 67.7%. The dollar increase was primarily due to increased rooms revenues from the New Hotels and increases in the Company's average room rate to $91.89, a 9.4% increase compared to the 1997 Quarter average room rate of $84.03. In comparison, the average room rate for the hotel industry was $78.13 in the 1998 Quarter, up 3.6% from the 1997 Quarter. The increased average room rate was partially offset by a slight decrease in the Company's occupancy for the 1998 Quarter to 66.4%, from 66.5%. Occupancy for the hotel industry was 70.1%, down from 71.0% in the 1997 Quarter. The Company's Revenue per Available Room was $60.98 in the 1998 Quarter, up 9.1% from $55.90 in the 1997 quarter. RevPAR for the hotel industry was $54.79, up 2.4% from the 1997 quarter.

     Food and beverage revenues increased $0.7 million, or 3.6%, compared to the 1997 Quarter, and decreased slightly as a percentage of total revenues, to 24.4%, from 24.7%. Sales at the New Hotels with full food and beverage services accounted for the overall dollar increase in food and beverage revenues.

     Meeting room rental and other revenues decreased $0.5 million, or 7.5%, from the 1997 Quarter, and decreased as a percentage of revenues, to 6.7% from 7.6%.

     Rooms operating expenses increased $0.3 million, or 2.5%, compared to the 1997 Quarter, and decreased slightly as a percentage of rooms revenues, to 23.9% from 24.8% in the 1997 Quarter. The dollar increase related entirely to expenses for New Hotels. For the Mature Hotels, (excluding the six hotels sold) rooms operating expenses as a percentage of rooms revenues, were 25.2% in the 1998 Quarter compared to 24.6% in the 1997 Quarter.

     Food and beverage operating expenses remained stable at $14.9 million compared to the 1997 Quarter, and decreased slightly as a percentage of food and beverage revenues, to 73.9% from 76.4%.

     Other operating expenses remained stable at $0.9 million compared to the 1997 Quarter, but increased as a percentage of meeting room rental and other revenues, to 15.7% from 14.6% in the same period of the prior year.

     General, administrative and sales expenses increased $2.1 million, or 8.9%, over the 1997 Quarter, and increased as a percentage of revenues to 30.8% from 29.6%. The increase was primarily attributable to expenses associated with the New Hotels, including management and sales payroll and marketing. General, administrative and sales expenses for the Mature Hotels (excluding the six hotels sold) remained stable from the 1997 Quarter.

     Repairs and maintenance expenses increased $0.2 million, or 5.9%, compared to the 1997 Quarter, but remained stable as a percentage of revenues, at 4.1%.

     Depreciation and amortization expenses increased $2.1 million, or 22.5%, compared to the 1997 Quarter, and increased significantly as a percentage of revenues to 14.0% from 11.9%, in the 1997 Quarter. Depreciation and amortization increased due to the New Hotels, as depreciation and amortization expenses are higher in the initial years of a New Hotel's operation.

     Income from operations decreased $0.9 million, or 6.9%, compared to the 1997 Quarter, and decreased as a percentage of revenues, to 15.5% from 17.5%. Expenses related to operating the New Hotels, primarily depreciation and amortization, and to a lesser extent, general, administration and sales expenses, increased more rapidly than revenues from those New Hotels.

     Interest expense (net) increased $2.5 million, or 21.3%, from the 1997 Quarter, and increased as a percentage of total revenues to 17.2% from 14.9%. These increased costs related to interest expense on financing for the New Hotels.

     Income (loss) before minority interest and provision for income taxes represented a $1.4 million loss in the 1998 Quarter, compared to $2.1 million of income in the 1997 Quarter. The loss was primarily attributable to higher depreciation and amortization costs as well as interest expense associated with the Company's New Hotels.

     Basic and diluted earnings (loss) per share in the 1998 Quarter was a $0.09 loss, including an extraordinary charge of $0.02, compared to a $0.09 profit in the 1997 Quarter. The loss was driven primarily by fixed charges associated with the Company's new hotels opened in 1997 and 1998. The extraordinary charge in the 1998 Quarter related to early retirement of debt.

NINE MONTH PERIOD ENDED OCTOBER 2, 1998

     The following discussion addresses results of operations for the nine month period ended October 2, 1998 (the "1998 Nine Months") and October 3, 1997 (the "1997 Nine Months").

     For the 1998 Nine Months the Company's total EBITDA was $70.7 million, a 3.7% increase compared to the 1997 Nine Months. The Mature Hotels' EBITDA was $55.2 million in the 1998 Nine Months, down $5.0 million from the 1997 Nine Months, primarily due to the sale of six hotels on February 6, 1998. Excluding the six hotels sold, the Mature Hotels' EBITDA in the 1998 Nine Months was $55.5 million, down 0.4% from $55.7 million in the 1997 Nine Months.

     Total revenues increased to $243.4 million in the 1998 Nine Months from $225.6 million in the 1997 Nine Months, an increase of $17.8 million or 7.9%. The increase is primarily attributed to the continued growth of New Hotels.

     Rooms revenues increased to $162.3 million in the 1998 Nine Months from $149.3 million in the 1997 Nine Months, an increase of $13.0 million or 8.7% as a result of increases in average room rates. Rooms revenues as a percentage of total revenues increased to 66.7% compared to 66.2% in the 1997 Nine Months. Average room rate of Mature Hotels increased to $86.61 in the 1998 Nine Months from $80.34 in the 1997 Nine Months, an increase of $6.27 or 7.8%. Occupancy of Mature Hotels decreased to 65.9% in the 1998 Nine Months from 66.5% in the 1997 Nine Months.

     Food and Beverage revenues increased to $64.4 million in the 1998 Nine Months from $60.7 million in the 1997 Nine Months, an increase of $3.7 million or 6.0%, but decreased as a percentage of total revenues to 26.4% from 26.9% in the 1997 Nine Months. The dollar increase in revenues was attributable primarily to sales at the New Hotels, and to the opening of additional full service hotels, opening of new restaurant concepts in the existing hotels, and menu pricing adjustments.

     Meeting room rental and other revenues increased to $16.8 million in the 1998 Nine Months from $15.6 million in the 1997 Nine Months, an increase of $1.2 million or 7.6%. Meeting room rental and other revenues remained stable as a percentage of total revenues at 6.9%.

     Rooms operating expenses increased to $40.7 million in the 1998 Nine Months from $37.1 million in the 1997 Nine Months, an increase of $3.6 million or 9.6%. This expense represented 25.0% of rooms revenues in the 1998 Nine Months and 24.8% in the 1997 Nine Months. The dollar and percentage increases are related to the additional hotels opened in the last twelve months.

     Food and beverage operating expenses increased to $46.5 million in the 1998 Nine Months from $44.8 million in the 1997 Nine Months, an increase of $1.7 million or 3.6%. These expenses decreased as a percentage of food and beverages revenues in the 1998 Nine Months, however, to 72.2%, from 73.8% in the 1997 Nine Months.

     Other operating expenses increased to $2.7 million in the 1998 Nine Months from $2.5 million in the 1997 Nine Months, an increase of $0.2 million, or 8.4%, and remained stable as a percentage of meeting room rental and other income at 15.9%.

     General, administrative and sales expenses increased to $73.1 million in the 1998 Nine Months from $63.8 million in the 1997 Nine Months, an increase of $9.3 million, or 14.6%, and increased as a percentage of total revenues to 30.0% from 28.3% in the 1997 Nine Months. The increase in these expenses was primarily the result of expenses associated with the opening of New Hotels.

     Repairs and maintenance expenses increased to $9.9 million in the 1998 Nine Months from $9.3 million in the 1997 Nine Months, an increase of $0.6 million or 6.5%. The increase was a result of ongoing preventative maintenance programs.

     Depreciation and amortization expenses increased to $33.9 million in the 1998 Nine Months from $24.5 million in the 1997 Nine Months, an increase of $9.4 million or 38.6%. These expenses represented 13.9% of total revenues in the 1998 Nine Months compared to 10.8% of total revenues in the 1997 Nine Months.

     Income from operations decreased to $36.8 million in the 1998 Nine Months from $43.7 million in the 1997 Nine Months, a decrease of $6.9 million or 15.9%. The decrease was due primarily to higher depreciation and amortization and higher general, administrative and sales expenses.

     Interest expense (net) increased to $41.5 million in the 1998 Nine Months from $31.1 million in the 1997 Nine Months, an increase of $10.4 million or 33.4%. As a percentage of total revenues, this expense increased to 17.1% in the 1998 Nine Months from 13.8% in the 1997 Nine Months.

     Income (loss) before minority interest, provision for income taxes and extraordinary item was a $4.5 million loss in the 1998 Nine Months, compared to income of $12.6 million in the 1997 Nine Months.

     Basic and diluted earnings (loss) per share in the 1998 Nine Months was a $0.30 loss, including an extraordinary charge of $0.08, compared to a $0.54 profit in the 1997 Nine Months. The loss was driven by fixed charges associated with the Company's new hotels opened in 1997 and 1998.

Liquidity and Capital Resources

     In general, the Company has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity and the issuance of industrial revenue bonds. In addition, in the future the Company will utilize existing cash and may obtain mortgage financing secured by construction in progress to provide additional liquidity, when necessary. Any funds from sales of unrestricted hotels also would be available for these purposes. The Company's principal uses of cash are to pay operating expenses, to service debt, to fund existing new hotel development, to fund capital improvements on existing hotels and to make Partnership distributions to fund some of the taxes associated with income allocable to the partners.

     At October 2, 1998, the Company had $31.7 million of cash and equivalents and $12.8 million of marketable securities, compared to $42.0 million and $12.7 million, respectively, at the end of 1997. Total current assets at October 2, 1998, decreased $6.7 million, as the result of the decrease in cash and cash equivalents, partially offset by increased receivables. In February 1998 the Company completed the sale of six properties for approximately $40 million. That sale consisted of assumption of debt and other obligations of approximately $5.1 million and cash of approximately $34.9 million. Five of six hotels sold served as collateral for the 1994 and 1995 Mortgage Notes. On August 12, 1998, the Company provided replacement collateral in accordance with the indenture provisions by purchasing (from an unrestricted subsidiary) the Embassy Suites in Montgomery, Alabama at its appraised value of $25.4 million. As of October 2, 1998 a cash balance of $2.0 million remains restricted for this purpose and is classified as non-current restricted cash in the accompanying balance sheet.

     Net cash provided by operating activities was $23.2 million for the 1998 Nine Months compared to $23.0 million for the 1997 Nine Months.

The Company's total debt increased $39.8 million during the 1998 Nine Months to fund new hotel development. The Company incurred net capital expenditures of approximately $103.4 million during the 1998 Nine Months and $144.2 million during the 1997 Nine

Months. Of the $103.4 million incurred during the 1998 Nine Months, approximately $14.4 million was for capital improvements on existing hotel properties and approximately $89.0 million was for the development of new hotels. During the remainder of 1998, the Company expects capital expenditures to total approximately $38.7 million, including approximately $5.7 million for capital improvements on existing hotels and $33.0 million for hotels currently under development.

     The Company currently has five hotels under construction. The Company estimates the remaining building and pre-opening costs of these hotels will require additional capital expenditures of approximately $137.9 million, including expenses scheduled during 1998. Construction in progress at October 2, 1998 included $38.1 million expended for these projects. The Company has received loans and loan commitments for these projects under construction in the amount of $116.3 million, with $116.3 million available, and expects the remaining 1998 capital requirements to be funded by cash, operating income and additional loans on unencumbered developments. Loan commitments for the Topeka and Portland projects were previously included in these totals. Since the Topeka and Portland hotels opened in the third quarter, the related amounts have been removed from the total loan commitment amount. Also, a new loan commitment for the Oklahoma City project has been included in the total.

     The Company announced on September 11, 1998 that it was ceasing new development activity, except for the five hotels that are currently under construction. The five hotels are expected to open over the next year and a half. During that time, debt levels will rise to fund the new building, but debt leverage should decrease modestly as cash flow from new properties is realized and New Hotels continue to mature. The Company's past rate of new hotel development has created tremendous value but has had a significant impact on the earnings per share. Accordingly, the Company has determined that it is in its best interest to suspend future hotel development to allow the Company to better enhance shareholder value, increase earnings, and maximize the performance of existing hotels.

     Based upon current plans relating to the timing of payments due on hotels under development, and loan draw schedules, the Company anticipates that its capital resources will be adequate to satisfy its 1998 capital requirements for the currently planned projects and normal recurring capital improvements.

     The Company accrued $1.4 million of distributions to the partners during the 1998 Nine Months. Any distributions by the Partnership to its partners must be made in accordance with the provisions of the indentures relating to the 1994 Notes and 1995 Notes (the "1994 and 1995 Note Indentures").

     On October 5, 1998, the Company was notified that Standard & Poor's lowered its senior secured debt ratings to single "B" plus from double "B" minus with a "stable outlook". The Company will maintain contact with Standard & Poor's and anticipates having its debt ratings re-evaluated in the future.

                                   Year 2000
                              State of Readiness

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

     The Company is requiring vendors and suppliers to certify Year 2000 compliance of supplied information technology systems and devices. Compliance is defined as no failure or interruptions occurring due to the processing of date information or data between the years through 1999 and years beginning with the year 2000.

     The Company has reviewed the effects of the upcoming Year 2000 on its computer systems and operations, as well as on those of the hotels it operates. The Company does not anticipate any material impact on its corporate operation, given the current systems used are believed to be Year 2000 compliant.

Corporate Systems

     Hardware. Computer systems were tested for Year 2000 compliance during the first quarter of 1998. Ninety percent of those systems not compliant were replaced by the end of the third quarter of 1998. The remaining systems will be replaced during the fourth quarter of 1998.

     Software. All software systems were tested during the first quarter of 1998. Word processing and spread sheet software packages were deemed materially compliant and will not be replaced. The accounting and payroll system was not Year 2000 compliant and was replaced during January of 1998.

Hotel Property Management and Reservation Systems

     Hardware. Testing of Company-owned computer hardware was started during the first quarter of 1998. Ninety percent of all systems have been tested and those systems deemed not Year 2000 compliant have been identified and have either been replaced at this time or are scheduled for replacement during the first half of 1999.

     The franchiser of each of the major brands above have further identified hardware systems that will require modification or replacement. The majority of these modifications or replacements will be covered by current maintenance agreements.

     Software. Bass Hotels and Resorts (Holiday Inn brand) - These hotels use the Encore Property Management System. This system is currently not Year 2000 compliant but is being upgraded during the fourth quarter of 1998 at no expense to the Company.

     Promus Hotels, Inc. - The majority of these hotels use the HMS Property Management System. This system is not Year 2000 compliant and is scheduled for replacement at all non-compliant hotels during the first half of 1999.

     Radisson Hotels and some other Company hotels use the Fidelio Property Management System. The software is Year 2000 compliant. The operating system on the file servers will by compliant with the installation of software patches at no expense to the Company. These systems are scheduled for upgrade in 2000, interdependent of the Year 2000 compliance issue.

     Other Company hotels use the Multi-Systems, Inc., Property Management System, which is Year 2000 compliant.

Embedded Systems

     Non-critical equipment including fax machines, copiers and similar equipment that are generally leased. The majority of these devices have been tested and deemed Year 2000 compliant. Those failing the Year 2000 testing will be replaced by the lessor during 1999 under current leasing agreements as required in order to be Year 2000 compliant.

     Critical equipment including elevators, fire control, security, energy management, credit card processing and telecommunications. The Company is currently testing and evaluating these systems. These evaluations are approximately fifty percent complete with anticipated completion by the end of the fourth quarter of 1998.

Time Keeping and Payroll Systems

     The Company currently uses Time Resource Management software for time keeping. This software is not Year 2000 compliant and will be replaced during the first quarter of 1999. Payroll processing is out-sourced and a Year 2000 compliance certificate from the processor is on file.

Vendor Compliance Certifications

     Strategic Relationships - Requests for Year 2000 compliance have been sent to those vendors which have a strategic relationship with the Company specifically and with the hotels in general. Those compliance letters will be on file in the Company's corporate headquarters.

     Utility Suppliers - Requests for Year 2000 compliance have been sent to those suppliers which have a strategic relationship with the Company specifically and with the hotels in general. Those compliance letters will be on file in the Company's corporate headquarters.

Compliance Testing

Information Technology. The Company has received Year 2000 compliance certifications from the majority of its Property Management System vendors. All certifications are expected to be on file by the end of 1998.

     The Company has received Year 2000 compliance testing software from our Property Management System vendors. These tests will be completed by the end of 1998.

     The Company will monitor all systems currently in place and those Year 2000 upgrades that will be installed during the first half of 1999, to insure Year 2000 integrity. This evaluation will continue throughout the year 2000.

     Embedded Systems. The Company has received Year 2000 compliance certifications from the majority of its Property Management System vendors. All certifications are expected to be on file by the end of 1998.

     The Company or its authorized vendors will be conducting Year 2000 compliance field testing during the fourth quarter of 1998 and the first quarter or 1999.

     The Company will monitor all systems currently in place and those Year 2000 upgrades that will be installed during the first half of 1999, to insure Year 2000 integrity. This evaluation will continue throughout the year 2000.

Cost of Implementation

     Corporate Office. Expenses for hardware and software that were directly attributed to YEAR 2000 compliance have been approximately $75,000. The Company has no current expenses directly attributed to Year 2000 compliance for embedded systems.

     Hotels. The Company upgraded hardware and software systems at its Bass Hotels over the last two years that were required from a technology standpoint. Year 2000 compliance was an ancillary benefit of these upgrades. The Company has spent approximately $15,000 to date for upgrades necessary to meet Year 2000 requirements.

     The Company has upgraded systems at its Promus Hotels. The Company has not expended any funds directly attributed to Year 2000 compliance for embedded systems. Those upgrades and replacements of equipment that have occurred over the last two years were required to replace equipment that had reached the end of the normal life cycle and not specifically for Year 2000 compliance.

     Future Costs. In the future additional software upgrades are anticipated at the corporate office to maintain current technology levels but they are not directly attributed to Year 2000 compliance.

     Bass Hotels and Resorts (Holiday Inn brand) - Hotels operating under a Bass Hotels franchise will incur minimal costs to replace some computer systems in the future. Average cost per hotel is estimated to be less than $10,000. Hardware requirements will be offset with the transfer of existing Year 2000 compliant software from other hotels that are receiving technology driven upgrades.

     Promus Hotels, Inc. - Hotels operating under a Promus franchise will receive new hardware and software as part of a technology and Year 2000 compliant upgrade. The estimated cost for this upgrade is approximately $625,000.

     The balance of the Company's hotels have budgeted approximately $400,000 in capital funds for technology replacements and Year 2000 compliance issues.

Risk Factors

     Based upon current testing results and evaluation of those results, it is believed that all hardware and software systems in the Company's corporate office and hotels will be Year 2000 compliant by the end of the second quarter, 1999. Risk to the operation of the Company is therefore considered to be low.

     Complete analysis of all embedded systems has not been completed at this time. Final evaluation is scheduled for the end of 1998, with testing to be completed by the end of the second quarter, 1999. Based upon early reports, risk to the operation of the Company is considered to be low.

     The Company does not rely on the services of any one single vendor or supplier that will have a material impact. To date, no strategic vendor or supplier has reported that it will not be in Year 2000 compliance by the end of 1999. Based upon these reports, risk to the operation of the Company is considered to be low.

Contingency Plans

Information Technology

     Hardware - A number of non-critical (time/date critical operations are not dependent on these systems) hardware systems have failed Year 2000 compliance testing. These systems are scheduled for replacement during the first half of 1999. Failure to replace these systems will not materially impact the operation of the Company or its hotels.

     Software - Manual operation of guest services, reservations, credit card processing and time keeping systems can be accomplished with existing personnel and equipment. Since all known non-compliant software systems will be replaced during the first half of 1999, no material impact to the operation of the Company is expected.

     Embedded Systems - Contingency plans will be finalized during the first quarter of 1999, when evaluation of these systems is complete. All known embedded systems can be manually overridden if necessary, in the event of a failure due to a Year 2000 issue.

     Vendors and Suppliers - The Company will use alternative vendors and suppliers in the event any one strategic vendor or supplier is incapable of operating as a result of a Year 2000 compliance issue. The Company maintains a list of alternative vendors and suppliers. These vendors and suppliers will be certified as Year 2000 compliant in the event their services are required.

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

Item 3.  Qualitative and Quantitative Disclosure About Market Risk
Not Applicable

PART II.  OTHER INFORMATION AND SIGNATURES

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          See Exhibit Index incorporated by reference

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 JOHN Q. HAMMONS HOTELS, INC.

                                 By:   /s/  John Q. Hammons
                                    --------------------------------
                                       John Q. Hammons
                                       Chairman, Founder, and
                                       Chief Executive Officer


                                 By:   /s/  Kenneth J. Weber
                                    --------------------------------
                                       Kenneth J. Weber
                                       Chief Financial Officer and
                                       Executive Vice President
                                       (Principal Financial Officer)



Dated: November 13, 1998