Form 10-K405
period 1999-01-01
HAMMONS JOHN Q HOTELS INC
filed 1999-03-31
CIK 930796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended January 1, 1999
      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to __________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

     The aggregate market value of the 5,764,725 shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $26,301,558 based on the closing price on the New York Stock Exchange for such stock on March 19, 1999.

     Number of shares of the Registrant's Class A Common Stock outstanding as of March 19, 1999: 6,042,000.

                      Documents Incorporated by Reference

     Portions of the annual report to shareholders for the year ended January 1, 1999 are incorporated by reference into Part II. Portions of the proxy statement for the annual shareholders meeting to be held on May 4, 1999 are incorporated by reference into Part III.

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

Overview

     The Company is a leading independent owner, manager and developer of affordable upscale hotels in capital city, secondary and airport markets. The Company owns 42 hotels located in 20 states, containing 10,293 guest rooms or suites (the "Owned Hotels"), including four new hotels opened in 1998. The Company also manages five additional hotels located in two states, containing 1,176 guest rooms (the "Managed Hotels"). On January 1, 1999, the Company also owned six upscale hotels at various stages of development, which are scheduled to open during 1999 and 2000 (the "Scheduled Hotels"). The Company's existing Owned Hotels and Managed Hotels (together, the "JQH Hotels") operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the Company's hotels are near a state capitol, university, airport or corporate headquarters, plant or other major facility and generally serve markets with populations of up to 300,000 people (or larger populations in the case of airport markets and many of the markets in which the Company has developed new hotels over the past several years).

     The Company's strategy is to increase cash flow and thereby enhance shareholder value primarily through (i) capitalizing on positive operating fundamentals in the upscale full-service sector of its markets and improving the operating results of its newer hotels, (ii) converting the franchises of its existing hotels to franchise brands that are considered to be more upscale, and
(iii) selling certain mature assets and re-investing the net proceeds.

     The JQH Hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. Each of the JQH Hotels is individually designed by the Company, and most contain an impressive multi-storied atrium, with water features and lush plantings, expansive meeting space, large guest rooms or suites and comfortable lounge areas. The Company believes that these design features enhance guest comfort and safety and increase the value perceived by the guest. The JQH Hotels' meeting facilities can be readily adapted to accommodate both larger and smaller meetings, conventions and trade shows. The 18 Holiday Inn JQH Hotels are affordably priced hotels designed to attract the business and leisure traveler desiring quality accommodations, including meeting facilities, in-house restaurants, cocktail lounges and room service. The 13 Embassy Suites JQH Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services. The JQH Hotels also include six non-franchise hotels, two Radissons, one Hampton Inn & Suites, two Marriotts, two Homewood Suites, one Crowne Plaza, one Sheraton and one Days Inn. Four of the non-franchise hotels have the word "Plaza" in their names, and the other two non-franchise hotels are resort hotels. The Company determines which brand of hotel to develop depending upon the demographics of the market to be served.

     Management of the JQH Hotels is coordinated from the Company's headquarters in Springfield, Missouri by its senior management team. Five Regional Vice Presidents and two District Directors are responsible for supervising a group of General Managers of JQH Hotels in day-to-day operations. Centralized management services and functions include development, design, sales and marketing, purchasing and financial controls. Through these centralized services, significant cost savings are realized due to economies of scale.

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

Development

     The Company announced on September 11, 1998 that it was ceasing new development activity, except for the hotels currently under construction. The following table sets forth information as to the Scheduled Hotels:

                                                           Number of                         Stage of Development/
 Location                        Franchise/Name          Rooms/Suites   Description          Estimated Completion Date
 --------                        --------------          ------------   -----------          -------------------------
 Mesquite, TX                    Hampton Inn & Suites        160        Convention Center    Construction commenced;
                                                                                             2nd Quarter 1999
 Coral Springs, FL               Radisson Plaza              224        Atrium; Convention   Construction commenced;
                                                                        Center               2nd Quarter 1999
 Dallas/Ft. Worth Airport, TX    Embassy Suites              330        Atrium               Construction commenced;
                                                                                             3rd Quarter 1999
 Charlotte, NC                   Renaissance Suites          275        Atrium               Construction commenced;
                                                                                             4th Quarter 1999
 Oklahoma City, OK               Renaissance                 312        Atrium; Convention   Construction commenced;
                                                                        Center               1st Quarter 2000

 Charleston, SC                  Embassy Suites              275        Atrium               Construction commenced;
                                                                                             1st Quarter 2000

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

     On February 6, 1998, the Company completed the sale of six hotels to an unrelated party for $39.4 million, resulting in a gain of approximately $0.2 million. The net book value of the hotels' property and equipment at the time of the sale was approximately $38.6 million. On December 31, 1998, the Company completed the sale of an additional hotel property to an unrelated party for $16.1 million, resulting in a gain of approximately $8.0 million. The net book value of the hotel's property and equipment at the time of the sale was approximately $8.1 million.

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

Operations

     Management of the JQH Hotels network is coordinated by the Company's senior management team at the Company's headquarters in Springfield, Missouri. The management team is responsible for managing the day-to-day financial needs of the Company, including the Company's internal accounting audits. The Company's management team administers insurance plans and business contract review, oversees the financial budgeting and forecasting for the JQH Hotels, analyzes the financial feasibility of new hotel developments, and identifies new systems and procedures to employ within the JQH Hotels to improve efficiency and profitability. The management team also coordinates each JQH Hotel's sales force, designing sales training programs, tracking future business under contract, and identifying, employing and monitoring marketing programs aimed at specific target markets. The management team is indirectly responsible for interior design of all hotels and each hotel's product quality, and directly oversees the detailed refurbishment of existing operations. The overall management of the JQH Hotels is coordinated by the central management team through five Regional Vice Presidents and two District Directors responsible for guiding the General Managers of each JQH Hotel in day-to-day operations.

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

     Creating operating, cost and guest service efficiencies in each hotel is a top priority to the Company. With a total of 47 hotels under management, the Company is able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under its management, the Company is able to secure volume pricing from its vendors that is not available to smaller hotel companies. The Company employs a systems trainer who is responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced.

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

Sales and Marketing

     The Company's marketing strategy is to market the JQH Hotels both through national and marketing programs. These are local sales managers and a director of sales at each of the JQH Hotels. While the Company makes periodic modifications to the concept in order to address differences and maintain a sales organization structure based on market needs and local preferences, it generally utilizes the same major campaign concept throughout the country. The concepts are developed at its management headquarters while the modifications are implemented by the JQH Hotels Regional Vice Presidents, District Directors and local sales force, all of whom are experienced in hotel marketing. The sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel's competitive needs. In addition, the local sales force is responsible for developing and implementing marketing programs targeted at specific customer segments within each market. The Company requires that each of its sales managers complete an extensive sales training program. Before finishing the program, the sales manager must successfully complete certifications in three development phases.

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

Franchise Agreements

     The Company enters into non-exclusive franchise licensing agreements (the "Franchise Agreements") with franchisors which it believes are the most successful brands in the hotel industry. The term of the individual Franchise Agreement for a hotel typically is 20 years. The Franchise Agreements allow the Company to start with and then build upon the reputation of the brand names by setting higher standards of excellence than the brands themselves require. The non-exclusive nature of the Franchise Agreements allows the Company the flexibility to continue to develop properties with the brands that have shown success in the past and to operate hotels in conjunction with other brand names. While the Company currently has a good relationship with its franchisors, there can be no assurance that a desirable replacement would be available if any of the Franchise Agreements were to be terminated.

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

Competition

     Each of the JQH Hotels competes in its market area with numerous full service lodging brands, especially in the upscale market, and with numerous other hotels, motels and other lodging establishments. Chains such as Sheraton Inns, Marriott Hotels, Ramada Inns, Radisson Inns, Comfort Inns, Hilton hotels and Doubletree/Red Lion Inns are direct competitors of JQH Hotels in their respective markets. There is, however, no single competitor or group of competitors of the JQH Hotels that is consistently located nearby and competing with most of the JQH Hotels. Competitive factors in the lodging industry include reasonableness of room rates, quality of accommodations, level of service and convenience of locations.

Regulations and Insurance

     General. A number of states regulate the licensing of hotels and restaurants including liquor license grants by requiring registration, disclosure statements and compliance with specific standards of conduct. In addition, various federal and state regulations mandate certain disclosures and practices with respect to the sales of license agreements and the licensor/licensee relationship. The Company believes that each of the JQH Hotels has the necessary permits and approvals to operate its respective businesses, and that all necessary permits and approvals to operate the Scheduled Hotels will be obtained in the ordinary course of business. To supplement the Company's self insurance programs, umbrella, property, auto, commercial liability and worker's compensation insurance is provided to the JQH Hotels under a blanket policy. Insurance expenses for the JQH Hotels were approximately $6.3 million, $6.2 million and $2.2 million in 1996, 1997 and 1998, respectively. During 1998, the Company realized continued favorable trends in insurance expense as a result of claim experience and rate improvements and a favorable buyout of several prior self-insured years. The Company believes that the JQH Hotels are adequately covered by insurance.

     Americans with Disabilities Act. The JQH Hotels and any newly developed or acquired hotels must comply with Title III of the Americans with Disabilities Act ("ADA") to the extent that such properties are "public accommodations" and/ or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped areas in certain public areas of the JQH Hotels where such removal is readily achievable. Noncompliance could result in a judicial order requiring compliance, an imposition of fines or an award of damages to private litigants. The Company has taken into account an estimate of the expense required to make any changes required by the ADA and believes that such expenses will not have a material adverse effect on the Company's financial condition or results of operations. If required changes involve a greater expenditure than the Company currently anticipates, or if the changes must be made on a more accelerated basis than the Company anticipates, the Company could be adversely affected.
The Company believes that its competitors face similar costs to comply with the requirements of the ADA.

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

Employees

     The Company employs approximately 8,000 full time employees, approximately 305 of whom are members of labor unions. The Company believes that labor relations with employees are good.

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

     Kenneth J. Weber is the Chief Financial Officer of the Company. He joined the Company in April 1998 and became a director of the Company in May 1998. Prior to joining the Company, Mr. Weber was the Executive Vice President and Chief Financial Officer of Chartwell Leisure, a New York based hotel company. From 1992 to 1996, Mr. Weber was the Senior Vice President and Chief Financial Officer of Omni Hotels, based in Hampton, New Hampshire. From 1986 to 1992, Mr. Weber worked with Red Lion Hotels, based in Vancouver, Washington, holding the positions of Senior Vice President, Chief Accounting Officer and Corporate Controller. Mr. Weber began his career in the hotel industry with the Marriott Corporation, holding positions in several of Marriott's divisions, including President and Chief Executive Officer of Farrell's Ice Cream Parlour Restaurants from 1983 to 1986.

     Lonnie A. Funk is Senior Vice President of Operations. He began with the Company in 1975 as the General Manager at the Holiday Inn in Billings, Montana. In 1981, he was promoted to Regional Vice President of the Midwest Region. In November 1998, he was promoted to his current position.

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

     Paul E. Muellner is Vice President, Corporate Controller of the Company. Prior to joining the Company in June of 1998, Mr. Muellner was Vice President of Finance for Carnival Hotels. He also served as Operations Controller at Omni Hotels as well as positions with Red Lion Inns and Marriott Corporation.

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

Item 2. Properties.

     The Company leases its headquarters in Springfield, Missouri from a Missouri general partnership of which Mr. Hammons is a 50% partner. In 1998, the Company made aggregate annual lease payments of approximately $231,000 to such Missouri general partnership. The Company leases from John Q. Hammons the real estate on which two of the Company's hotels are located. These leases are more fully described in Item 13 "Certain Relationships and Related Transactions." The Company owns the land on which 33 of the Owned Hotels are located, while nine of the Owned Hotels are subject to long-term ground leases.

Description of Hotels - General

     The JQH Hotels are located in 21 states and contain a total of 11,469 rooms. The JQH Hotels operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the JQH Hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

     Each of the JQH Hotels is individually designed by the Company. Many of the JQH Hotels contain an impressive multi-storied atrium, large indoor water features, lush plantings, expansive meeting space, large guest rooms or suites and comfortable lounge areas. In addition to the visual appeal, the Company believes that an atrium design in which each of the hotel's room doors face into the atrium, combined with glass elevators, achieves a greater level of security for all guests. The Company believes this safety factor is particularly relevant to women, who represent a growing portion of its business clientele. The JQH Hotels also appeal to fitness conscious guests as all of the JQH Hotels have at least one swimming pool and most have exercise facilities.

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

     The Company retains responsibility for all aspects of the day-to-day management of each of the JQH Hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels owned by the Company. The Company typically refurbishes individual hotels every four to six years, and has spent an average per year of $20.9 million in the last four years on the Owned Hotels. During 1999, the Company expects to spend approximately $15.5 million on refurbishment of the Owned Hotels.

Owned Hotels

     The Owned Hotels consist of 42 hotels, which are located in 20 states and contain a total of 10,293 guest rooms or suites. The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each Owned Hotel:

                                                      Number of
Location                  Franchise/Name              Rooms/Suites   Description                           Opening Date
--------                  --------------              ------------   -----------                           ------------
Montgomery, AL            Embassy Suites              237            Atrium;                               8/95
                                                                     Meeting Space:     15,000 sq. ft. (c)
Tucson, AZ                Holiday Inn                 299            Atrium;                               11/81
                                                                     Meeting Space:     14,000 sq. ft.
Tucson, AZ                Marriott                    250            Atrium;                               12/96
                                                                     Meeting Space:     11,500 sq. ft.
Little Rock, AR           Embassy Suites              251            Atrium;                               8/97
                                                                     Meeting Space:     14,000 sq. ft.
Springdale, AR            Holiday Inn                 206            Atrium;                               7/89
                                                                     Meeting Space:     18,000 sq. ft.
                                                                     Convention Center; 29,280 sq. ft.
Springdale, AR            Hampton Inn & Suites        102            Meeting Space:        400 sq. ft.     10/95
Bakersfield, CA           Holiday Inn Select          259            Meeting Space:      9,735 sq. ft. (c) 6/95
Monterey, CA              Embassy Suites              225            Meeting Space:     13,700 sq. ft.     11/95
Sacramento, CA            Holiday Inn                 364            Meeting Space:      9,000 sq. ft.     8/79
San Francisco, CA         Holiday Inn                 280            Meeting Space:      9,000 sq. ft.     6/72
Denver, CO(a)             Holiday Inn (International  256            Atrium;                               10/82
                          Airport)                                   Trade Center:      66,000 sq. ft. (b)
Denver, CO                Holiday Inn (Northglenn)    235            Meeting Space:     20,000 sq. ft.     12/80
Fort Collins, CO          Holiday Inn                 259            Atrium;                               8/85
                                                                     Meeting Space:     12,000 sq. ft.
St. Augustine, FL         World Golf Village Resort   302            Atrium;                               5/98
                                                                     Convention Center; 40,000 sq. ft.
Tampa, FL                 Embassy Suites              247            Atrium;                               1/98
                                                                     Meeting Space;     18,000 sq. ft.
Joliet, IL                Holiday Inn                 200            Meeting Space:      5,500 sq. ft.     3/71
Cedar Rapids, IA          Collins Plaza               221            Atrium;                               9/88
                                                                     Meeting Space:     11,250 sq. ft.
Davenport, IA             Radisson                    221            Meeting Space:      7,800 sq. ft. (c) 10/95
Des Moines, IA            Embassy Suites              234            Atrium;                               9/90
                                                                     Meeting Space:     13,000 sq. ft.
Des Moines, IA            Holiday Inn                 288            Atrium;                               1/87
                                                                     Meeting Space:     15,000 sq. ft.
Topeka, KS                Capitol Plaza               224            Atrium;                               8/98
                                                                     Convention Center; 26,000 sq. ft.
Bowling Green, KY         University Plaza            218            Meeting Space:      4,000 sq. ft. (c) 8/95
Branson, MO               Chateau on the Lake         302            Atrium; Meeting                       5/97
                                                                     Space:             40,000 sq. ft.
Jefferson City, MO        Capitol Plaza               255            Atrium;                               9/87
                                                                     Meeting Space:     14,600 sq. ft.
Joplin, MO                Holiday Inn                 264            Atrium;                               6/79
                                                                     Meeting Space:      8,000 sq. ft.
                                                                     Trade Center:      32,000 sq. ft. (b)


Kansas City, MO(a)        Embassy Suites              236            Atrium;                               4/89
                                                                     Meeting Space:     12,000 sq. ft.
Kansas City, MO           Homewood Suites             119            Extended Stay                         5/97
Springfield, MO           Holiday Inn                 188            Atrium;                               9/87
                                                                     Meeting Space:      3,020 sq. ft.
Omaha, NE                 Embassy Suites              249            Atrium;                               1/97
                                                                     Meeting Space:     13,000 sq. ft.
Reno, NV                  Holiday Inn                 286            Meeting Space:      8,700 sq. ft.     2/74
Albuquerque, NM           Holiday Inn                 311            Atrium;                               12/86
                                                                     Meeting Space:     12,300 sq. ft.
Greensboro, NC(a)         Embassy Suites              221            Atrium;                               1/89
                                                                     Meeting Space:     10,250 sq. ft.
Greensboro, NC(a)         Homewood Suites             104            Extended Stay                         8/96
Raleigh-Durham, NC        Embassy Suites              273            Atrium;                               9/97
                                                                     Meeting Space:     20,000 sq. ft.
Portland, OR(a)           Holiday Inn                 286            Atrium;                               4/79
                                                                     Trade Center:      37,000 sq. ft. (b)
Portland, OR(a)           Embassy Suites              253            Atrium;                               9/98
                                                                     Meeting Space:     11,000 sq. ft.
Columbia, SC              Embassy Suites              214            Atrium;                               3/88
                                                                     Meeting Space:     13,000 sq. ft.
Greenville, SC            Embassy Suites              268            Atrium;                               4/93
                                                                     Meeting Space:     20,000 sq. ft.
Beaumont, TX              Holiday Inn                 253            Atrium;                               3/84
                                                                     Meeting Space:     12,000 sq. ft.
Houston, TX(a)            Radisson                    288            Atrium;                               12/85
                                                                     Meeting Space:     14,300 sq. ft.
Charleston, WV            Embassy Suites              253            Atrium;                               12/97
                                                                     Meeting Space:     14,600 sq. ft.
Madison, WI               Marriott                    292            Atrium;                               10/85
                                                                     Meeting Space:     15,000 sq. ft. (b)
                                                                     Convention Center: 50,000 sq. ft.

________________________

(a)  Airport location
(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which are owned by the Company.
(c)  Large civic center is located adjacent to hotel.

Managed Hotels

     The Managed Hotels consist of five hotels (three Holiday Inns, one Sheraton and one Days Inn) located in two states (Missouri and South Dakota), and contain a total of 1,176 guest rooms. Mr. Hammons directly owns four of these five hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he has a 50% interest. Jacqueline Dowdy, a director and officer of the Company, and Daniel L. Earley, a director of the Company, each own a 25% interest in this entity. There is a convention and trade center adjacent to three of the Managed Hotels.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

     The Company's Class A common stock (the "Class A Common Stock") has been listed on the New York Stock Exchange since November 23, 1994 under the symbol "JQH."

                  Stock Price Per Share
                     High        Low
1997
First Quarter      $   9-3/4   $  7-1/2
Second Quarter     $   9-3/8   $      8
Third Quarter      $   9-5/8   $  8-5/8
Fourth Quarter     $10-13/16   $ 8-3/16

1998
First Quarter      $ 8-15/16   $7-11/16
Second Quarter     $       8   $6-13/16
Third Quarter      $  7-3/16   $3-11/16
Fourth Quarter     $   4-1/2   $ 3-3/16

On March 19, 1999, there were approximately 270 holders of record of the Class A Common Stock then outstanding. Based on the number of annual reports requested by brokers, the Company estimates that it has approximately 2,000 beneficial owners of its Class A Common Stock. On March 19, 1999, the last reported sale price of the Class A Common Stock on the NYSE was $4-9/16. No dividends have been declared for the Company's stock during the past five years.

Item 6. Selected Financial Data.

     The information required by this item is hereby incorporated by reference to the material appearing in the 1998 Annual Report to Shareholders (the "Annual Report to Shareholders"), filed as Exhibit 13.1 hereto, under the caption "Selected Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this item is hereby incorporated by reference to the material appearing in the Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this item is hereby incorporated by reference to the material appearing in the Annual Report to Shareholders under the caption of "Quantitative and Qualitative Disclosures About Market Risk."

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 4, 1999 (the "Proxy Statement") under the caption "Election of Directors." Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Management." The information included in the Proxy Statement under the caption "16(a) Beneficial Ownership Reports" is hereby incorporated by reference.

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

                                    PART IV

Item 14. Exhibits, Financial Schedules, and Reports on Form 8-K.

14(a)(1) Financial Statements

      Report of Independent Public Accountants

      Consolidated Balance Sheets at Fiscal 1998 Year-End and Fiscal 1997 Year-
End

      Consolidated Statements of Income for the 1998, 1997 and 1996 Fiscal Years

      Consolidated Statements of Changes In Minority Interest and Stockholders Equity (Deficit) for Fiscal 1998, 1997 and 1996

      Consolidated Statements of Cash Flows for Fiscal 1998, 1997 and 1996

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

      10.5  Form of Option Purchase Agreement
      10.7  Employment Agreement between John Q. Hammons Hotels, Inc. and Debra
            M. Shantz dated as of May 1,1995 as amended on October 31, 1997.
     10.13 Employment Agreement between John Q. Hammons Hotels, Inc. and Kenneth J. Weber dated as of April 27, 1998
     10.18  1994 Employee Stock Option Plan
     10.19  1999 Non-Employee Director Stock and Stock Option Plan

14(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended January 1, 1999.

14(c) Exhibits

     Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated by reference.

14(d) Financial Statements

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 31st day of March, 1999


                              JOHN Q. HAMMONS HOTELS, INC.

                              By: /s/ John Q. Hammons
                                 --------------------
                                 John Q. Hammons
                                 Chairman and Founder

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities at John Q. Hammons Hotels, Inc. on March 31, 1999.

        Signatures                                          Title
        ----------                                          -----
 /s/ John Q. Hammons            Chairman and Founder of John Q. Hammons Hotels, Inc.
--------------------            (Principal Executive Officer)
John Q. Hammons
/s/ Kenneth J. Weber            Director, Chief Financial Officer of John Q. Hammons, Hotels, Inc.
--------------------            (Principal Financial and Accounting Officer)
Kenneth J. Weber
 /s/ Jacqueline A. Dowdy        Director, Secretary of John Q. Hammons Hotels, Inc.
------------------------
Jacqueline A. Dowdy
 /s/ William J. Hart            Director of John Q. Hammons Hotels, Inc.
--------------------
William J. Hart
 /s/ Daniel L. Earley           Director of John Q. Hammons Hotels, Inc.
---------------------
Daniel L. Earley
 /s/ James F. Moore             Director of John Q. Hammons Hotels, Inc.
-------------------
James F. Moore
 /s/ John E. Lopez-Ona          Director of John Q. Hammons Hotels, Inc.
----------------------
John E. Lopez-Ona

                                 EXHIBIT INDEX

           No.  Title                                                                                         Page
           ---  -----                                                                                         ----
          *3.1  Restated Certificate of Incorporation of the Company
          *3.2  Bylaws of the Company, as amended
          *3.3  Second Amended and Restated Agreement of Limited Partnership of the Partnership
          *3.4  Certificate of Limited Partnership of the Partnership, filed with the Secretary of State of the State of Delaware
          *3.5  Agreement of Limited Partnership of John Q. Hammons Hotels Two, L.P.
          *3.6  Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of the
                Partnership
         **3.7  Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of the
                Partnership
         *10.1  1994 Note Indenture
        **10.2  1995 Note Indenture
         *10.3  Holiday Inn License Agreement
         *10.4  Embassy Suites License Agreement
         *10.5  Form of Option Purchase Agreement
         *10.6  Collective Bargaining Agreement between East Bay Hospitality Industry Association, Inc. and
                Service Employee's International Union
      ***10.6a  Collective Bargaining Agreement between Hotel Employee and Restaurant Employee Union Local
                49 and Holiday Inn Sacramento--Capitol Plaza, for 06/01/95 to 5/31/98
          10.7  Employment Agreement between John Q. Hammons Hotels, Inc. and Debra M. Shantz dated as of
                May 1,1995 as amended on October 31, 1997.
         *10.8  Letter Agreement re: Hotel Financial Services for Certain Hotels Owned and Operated by John
                Q. Hammons or JQH Controlled Companies
      ***10.9a  John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq. ft.)
      ***10.9b  John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq. ft.)
      ***10.9c  John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq. ft.)
      ***10.9d  John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq. ft.)
        *10.11  Triple Net Lease
        *10.12  Lease Agreement between John Q. Hammons and John Q. Hammons Hotels, L.P.
         10.13  Employment Agreement between John Q. Hammons Hotels, Inc. and Kenneth J. Weber dated as of
                April 27, 1998
     ***10.15a  Ground lease between John Q. Hammons and John Q. Hammons-Branson, L.P. - (Chateau on the
                Lake, Branson, Missouri)


     ***10.15b  Ground lease between John Q. Hammons and John Q. Hammons-Hotels Two, L.P. - (Little Rock,
                Arkansas)
        *10.17  Operating Agreement of Rivercenter Plaza Development Co., L.C., an Iowa limited liability company
        *10.18  1994 Stock Option Plan
         10.19  1999 Non-Employee Director Stock and Stock Option Plan
          12.1  Computations of Ratio of Earnings to Fixed Charges of the Company
          13.1  1998 Annual Report to Shareholders
           *21  Subsidiaries of the Company
          23.1  Consent of Arthur Andersen LLP
            27  Financial Data Schedule

________________________

* Incorporated by reference to the same numbered exhibit in the Company's Registration Statement on Form S-1, No. 33-84570.
** Incorporated by reference to the partnership's Registration Statement on Form S-4, No. 33-99614.
*** Incorporated by reference to the same numbered exhibit in the Company's
    Annual Report on Form 10-K for the Fiscal Year Ended January 3, 1997.