Form 10-Q
period 1999-04-02
HAMMONS JOHN Q HOTELS INC
filed 1999-05-17
CIK 930796

                              FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1999

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

Yes    X     No _______
    -------

Number of shares of Registrant's Class A Common Stock outstanding as of May 10, 1999: 5,798,100

PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                    ASSETS


                                                                            April 2, 1999         January 1, 1999
                                                                            -------------         ---------------
                                                                             (Unaudited)             (Audited)
CURRENT ASSETS
CASH AND EQUIVALENTS                                                          $  30,853             $  46,233
MARKETABLE SECURITIES                                                             8,119                 6,533
RECEIVABLES
     Trade, less allowance for doubtful accounts of $206                          8,923                 8,852
     Construction reimbursements, shareholder and other                           5,277                 5,269
     Management fees                                                                 71                    62

INVENTORIES                                                                       1,179                 1,205
PREPAID EXPENSES AND OTHER                                                        1,012                 1,089
                                                                              ---------             ---------
     Total Current Assets                                                        55,434                69,243

PROPERTY AND EQUIPMENT, at cost
     Land and improvements                                                       47,987                47,982
     Buildings and improvements                                                 605,901               605,586
     Furniture, fixture and equipment                                           240,855               239,648
     Construction in progress                                                    86,800                63,078
                                                                              ---------             ---------
                                                                                981,543               956,294
     Less-accumulated depreciation and amortization                            (205,611)             (194,860)
                                                                              ---------             ---------
                                                                                775,932               761,434

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net                          45,093                45,809
                                                                              ---------             ---------
TOTAL ASSETS                                                                  $ 876,459             $ 876,486
                                                                              =========             =========

                See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)
                             LIABILITIES AND EQUITY

                                                                            April 2, 1999     January 1, 1999
                                                                            -------------     ---------------
                                                                             (Unaudited)          (Audited)
CURRENT LIABILITIES
Current portion of long-term debt                                              $ 30,570           $ 42,256
Accounts payable                                                                  4,169             13,141
Accrued expenses
          Payroll and related benefits                                            5,615              6,843
          Sales and property taxes                                               10,792              9,558
          Insurance                                                               9,629             10,061
          Interest                                                                3,684             12,540
          Utilities, franchise fees and other                                     6,867              5,568
Accrued dividends                                                                     -              2,936
                                                                               --------           --------
               Total current liabilities                                         71,326            102,903

Long-term debt                                                                  755,741            717,460

Other obligations and deferred revenue                                            7,934             10,884
                                                                               --------           --------
               Total liabilities                                                835,001            831,247
                                                                               --------           --------

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST OF HOLDERS OF LIMITED
     PARTNER UNITS                                                               25,091             27,392

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares
       authorized, none outstanding                                                   -                  -
Class A common stock, $.01 par value, 40,000,000 shares
      authorized in 1999 and 1998, 6,042,000 shares issued in 1999 and 1998,
      and 5,928,100 and 6,042,000 outstanding in 1999 and 1998, respectively         60                 60
Class B common stock, $.01 par value, 1,000,000 shares
     authorized, 294,100 shares issued and outstanding in 1999 and 1998               3                  3
Paid-in capital                                                                  96,373             96,373
Retained deficit, net                                                           (79,527)           (78,589)
Treasury stock, at cost; 113,900 shares in 1999 only                               (542)                 -
                                                                               --------           --------
    TOTAL STOCKHOLDERS' EQUITY                                                   16,367             17,847
                                                                               --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $876,459           $876,486
                                                                               ========           ========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (000's omitted, except share data)

                                                                                  Three Months Ended
                                                                          ----------------------------------
                                                                          April 2, 1999        April 3, 1998
                                                                          -------------        -------------
                                                                           (Unaudited)          (Unaudited)
REVENUES:
     Rooms                                                                 $   54,255            $   51,278
     Food and beverage                                                         23,305                21,938
     Meeting room rental and other                                              6,035                 5,736
                                                                           ----------            ----------
               Total revenues                                                  83,595                78,952
OPERATING EXPENSES:
     Direct operating costs and expenses
               Rooms                                                           13,757                13,195
               Food and beverage                                               16,314                15,451
               Other                                                              864                   876
     General, administrative and sales expenses                                24,738                23,984
     Repairs and maintenance                                                    3,533                 3,237
     Depreciation and amortization                                             10,695                11,077
                                                                           ----------            ----------
               Total operating expenses                                        69,901                67,820
                                                                           ----------            ----------
INCOME FROM OPERATIONS                                                         13,694                11,132

OTHER INCOME (EXPENSE)
     Gain on property disposition                                                  --                   238
     Interest income                                                              842                   888
     Interest expense and amortization of deferred financing fees             (15,801)              (14,457)
                                                                           ----------            ----------
LOSS BEFORE MINORITY INTEREST, PROVISION
  FOR INCOME TAXES, EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                    (1,265)               (2,199)
     Minority interest in earnings losses of partnership                          907                 1,576
                                                                           ----------            ----------
LOSS BEFORE PROVISION FOR INCOME
  TAXES, EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                       (358)                 (623)
     Provision for income taxes                                                   (30)                  (30)
                                                                           ----------            ----------
LOSS BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                                      (388)                 (653)
Extraordinary item; Cost of extinguishment of debt                                (35)                 (316)
                                                                           ----------            ----------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                                        (423)                 (969)
Cumulative effect of change in accounting principle, net                         (515)                   --
                                                                           ----------            ----------
NET LOSS                                                                   $     (938)           $     (969)
                                                                           ==========            ==========

BASIC AND DILUTED LOSS PER SHARE:
  Loss before extraordinary item and cumulative effect of change in
    accounting principle                                                        (0.06)                (0.10)
  Extraordinary item                                                            (0.01)                (0.05)
  Cumulative effect of change in accounting principle                           (0.08)                   --
                                                                           ----------            ----------
    Per share net loss allocable to Company                                $    (0.15)           $    (0.15)
                                                                           ==========            ==========
Weighted average shares outstanding                                         6,288,747             6,336,100
                                                                           ==========            ==========


                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
            CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                           AND STOCKHOLDERS' EQUITY
                                (000's omitted)


                                                                      STOCKHOLDERS' EQUITY
                                       ----------------------------------------------------------------------------------

                                                    Class A     Class B                 Company
                                       Minority      Common      Common     Paid in     Retained     Treasury
                                       Interest      Stock       Stock      Capital     Deficit        Stock       Total
                                       --------     -------     -------     -------     --------     --------     -------
BALANCE, January 1, 1999               $27,392      $    60     $     3     $96,373     $(78,589)    $     --     $17,847
(audited)
Net loss allocable to the Company            -           --          --          --         (938)          --        (938)

Minority interest in losses of
  partnership after extraordinary
  item and cumulative effect of
  change in accounting principle of
  $1,394                                (2,301)          --          --          --           --           --          --
Treasury stock purchased               $    --      $    --     $    --     $    --     $     --     $   (542)    $  (542)
                                       -------      -------     -------     -------     --------     --------     -------
BALANCE, April 2, 1999                 $25,091      $    60     $     3     $96,373     $(79,527)    $   (542)    $16,367
(unaudited)                            =======      =======     =======     =======     ========     ========     =======

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                                         Three months ended
                                                                                         ------------------

                                                                                   April 2, 1999     April 3, 1998
                                                                                   -------------     -------------
                                                                                    (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                               $  (938)          $  (969)
Adjustment to reconcile net loss to cash provided by
    operating activities -
    Minority interest in losses of partnership                                            (907)           (1,576)
    Depreciation, amortization and loan cost amortization                               11,287            11,604
    Extraordinary item                                                                      35               316
    Cumulative effect of change in accounting principle                                    515                 -
    Gain on sale of property and equipment                                                   -              (238)
Changes in certain assets and liabilities
    Receivables                                                                            (88)           (1,701)
    Inventories                                                                             26                38
    Prepaid expenses and other                                                              77               368
    Accounts payable                                                                    (8,972)           (3,367)
    Accrued expenses                                                                    (7,983)          (10,128)
    Other obligations and deferred revenue                                              (2,950)              876
                                                                                      --------          --------
          Net cash used in operating activities                                         (9,898)           (4,777)

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                                                (25,139)          (27,587)
    Proceeds from sales of property and equipment                                            -            39,387
    Franchise fees and other                                                            (1,874)          (31,797)
    (Purchase) sale of marketable securities, net                                       (1,586)            2,593
                                                                                      --------          --------
          Net cash used in investing activities                                        (28,599)          (17,404)
                                                                                      --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                                                            40,146            96,961
    Repayments of debt                                                                 (13,551)          (83,571)
    Distributions                                                                       (2,936)                -
    Purchase of treasury stock                                                            (542)                -
                                                                                      --------          --------
          Net cash provided by financing activities                                     23,117            13,390
                                                                                      --------          --------
Decrease in cash and equivalents                                                       (15,380)           (8,791)

CASH AND EQUIVALENTS, beginning of period                                               46,233            41,961
                                                                                      --------          --------
CASH AND EQUIVALENTS, end of period                                                   $ 30,853          $ 33,170
                                                                                      ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR INTEREST, net of amounts capitalized                                    $ 24,056          $ 22,821
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

2.   GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 1, 1999 which included financial statements for the fiscal years ended January 1, 1999, January 2, 1998, and January 3, 1997.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

The Company considers all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 1999. These securities are valued at current market value, which approximates cost.

The provision for income taxes was determined using an effective income tax rate of approximately 5%, to provide for estimated state, local and franchise taxes.

3.   LOSS PER SHARE

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

In June, 1998, options to purchase 829,100 shares of common stock were issued at a price of $7 3/8 per share and were not included in the computation of diluted earnings (loss) per share since the options' exercise price was greater than the average market price of the common shares and the options would be anti-dilutive. The issuance of the stock options dated June 5, 1998, terminated and canceled all options originally granted in 1994 regardless of whether such options were vested.

Since there are no dilutive securities, basic and diluted loss per share are identical, thus a reconciliation of the numerator and denominator is not necessary.

During the 1999 period, the Company purchased 113,900 shares for approximately $0.5 million. The Board of Directors has authorized total purchases of treasury shares in 1999 of $3.0 million.

Basic and diluted loss per share before extraordinary item and cumulative effect of change in accounting principle was $0.06 for the three months ended April 2, 1999 and $0.10 for the three months ended April 3, 1998. The basic and diluted loss per share impact of the extraordinary item and the cumulative effect of the change in accounting principle was $0.09 for the 1999 period and $0.05 in the 1998 period. Basic and diluted loss per share was $0.15 for both the 1999 and the 1998 periods.

4.   NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants released Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires costs of start-up activities, including preopening expenses, to be expensed as incurred. The Company's past practice was to defer these expenses until a hotel commenced operations, at which time the costs, other than advertising costs that are expensed upon opening, were amortized over a one-year period. The Company adopted the provisions of this statement in the first quarter of fiscal 1999 and, as a result, cumulative unamortized preopening costs of $0.5 million were charged to expense net of $1.3 million of minority interest.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Upon adoption of this statement, the Company anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

5.   PROPERTY DISPOSITIONS

Effective February 6, 1998, the Company completed the sale of six hotels to an unrelated party for $39.4 million, resulting in a gain of approximately $0.2 million. Certain of these hotels served as collateral under the 1994 and 1995 first mortgage notes. Under the terms of these indentures the Company provided replacement collateral in accordance with the indenture provisions.

On December 31, 1998, the Company completed the sale of an additional hotel property to an unrelated party for $16.1 million, resulting in a gain of approximately $8.0 million. In addition to cash received upon closing, the sales price included a note receivable for $11.9 million, bearing 8.0% interest, due in 1999. The note receivable is secured by the hotel and a personal guarantee by a shareholder of the buyer. This hotel served as collateral under the 1994 first mortgage notes. Under the terms of this indenture, the Company must provide replacement collateral of equivalent value or apply the net proceeds from the sale to amounts outstanding. The Company intends to provide replacement collateral in accordance with the indenture provisions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General. For purposes of this discussion, the Company classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

The Company announced on September 11, 1998, that is was ceasing new development activity, except for the Hotels under construction. At the end of the 1999 Quarter, the Company had six hotels under construction: Hampton Inn and Suites Hotel adjacent to the Mesquite Championship Rodeo Arena, Mesquite, Texas; Radisson Plaza Hotel, Coral Springs, Florida; Marriott Renaissance Hotel at the Charlotte, North Carolina airport; Embassy Suites Hotel, Grapevine, Texas, adjacent to the Bass Pro Shop's Outdoor World, near the Dallas-Fort Worth airport; Renaissance Hotel in Oklahoma City, Oklahoma and Embassy Suites Hotel in Charleston, South Carolina. On April 15, 1999, the Company opened the Mesquite Hampton Inn and Suites Hotel. The Company opened the Coral Springs Radisson Plaza Hotel on May 1, 1999.

The Company's development activity limits its ability to grow per share income. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New Hotels mature, the Company expects that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will occur.

Results of Operations. The following discussion and analysis addresses results of operations for the three month periods ended April 2, 1999 (the "1999 Quarter") and April 3, 1998 (the "1998 Quarter").

For the 1999 Quarter, the Company's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $24.4 million, a 9.9% increase over the 1998 Quarter EBITDA of $22.2 million. The Mature Hotels' EBITDA was $20.1 million in the 1999 Quarter, up 9.8% from $18.3 million in the 1998 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels decreased to 27.3% in the 1999 Quarter from 29.1% in the 1998 Quarter. The New Hotels' EBITDA for the 1999 Quarter was $2.3 million compared to $2.5 million in the 1998 Quarter. In the 1999 Quarter, the Company had four New Hotels, compared to seven New Hotels in the 1998 Quarter. The 1999 Quarter results also include $0.8 million in preopening expenses related to the six hotels under construction. In prior years that amount would have been amortized over twelve months, rather than being expensed as incurred.

Total revenues for the 1999 Quarter were $83.6 million, an increase of $4.6 million, or 5.9%, compared to the 1998 Quarter, primarily as a result of the continued growth of the New Hotels, including the hotels opened during the last half of fiscal 1998. The Company's Mature Hotels generated total revenues of $73.6 million in the 1999 Quarter, an increase of $8.2 million, or 12.2%, compared to the 1998 Quarter. The Company's four New Hotels generated total revenues of $9.6 million during the 1999 Quarter compared to $13.2 million from the seven New Hotels in the 1998 Quarter.

Rooms revenues increased $3.0 million, or 5.8%, from the 1998 Quarter, and remained consistent as a percentage of total revenues at 64.9%. The dollar increase was primarily due to increased rooms revenues from the Mature Hotels, and an increase in the Company's average room rate to $95.02, a 5.3% increase compared to the 1998 Quarter average room rate of $90.20. In comparison, the average room rate for the hotel industry was $81.88 in the 1999 Quarter, up 3.7% from the 1998 Quarter. The increased average room rate was partially offset by a
0.4 percentage point decrease in Company's occupancy for the 1999 Quarter to 61.0%. Occupancy for the hotel industry was 59.4%, down 0.7 percentage points from the 1998 Quarter. The Company's Revenue Per Available Room (RevPAR) was $57.94 in the 1999 Quarter, up 4.6% from $55.37 in the 1998 Quarter. RevPAR for the hotel industry was $48.64, up 3.4% from the 1998 Quarter.

Food and beverage revenues increased $1.4 million, or 6.2%, compared to the 1998 Quarter, and increased slightly as a percentage of total revenues, to 27.9%, from 27.8%.

Meeting room rental and other revenues increased $0.3 million, or 5.2%, from the 1998 Quarter, but decreased slightly as a percentage of revenues, to 7.2% from 7.3%.

Rooms operating expenses increased $0.6 million, or 4.3%, compared to the 1998 Quarter, but decreased as a percentage of rooms revenues, to 25.4% compared to 25.7%. The dollar increase relates primarily to expenses for New Hotels.

Food and beverage operating expenses increased $0.9 million, or 5.6%, compared to the 1998 Quarter, but decreased as a percentage of food and beverage revenues, to 70.0% from 70.4%. The dollar increase was attributable to expenses associated with food and beverage services at the New Hotels.

Other operating expenses remained stable compared to the 1998 Quarter, and decreased as a percentage of meeting room rental and other revenues, to 14.3% from 15.3% in the same period of the prior year.

General, administrative and sales expenses increased $0.8 million, or 3.1%, over the 1998 Quarter, but decreased as a percentage of revenues to 29.6% from 30.4%. The dollar increase was primarily attributable to expenses associated with the hotels under construction, and included $0.6 million of preopening expenses related to those hotels.

Repairs and maintenance expenses increased $0.3 million, or 9.1%, compared to the 1998 Quarter and increased slightly as a percentage of revenues, to 4.2%, from 4.1% in the 1998 Quarter.

Depreciation and amortization expenses decreased $0.4 million, or 3.5%, compared to the 1998 Quarter, and decreased as a percentage of revenues to 12.8% from 14.0%. The depreciation and amortization decrease is primarily attributable to the change in accounting principle for preopening costs. In the 1998 Quarter, the Company amortized preopening costs which are now required to be expensed as incurred rather than amortized over twelve months.

Income from operations increased $2.6 million, or 23.0%, compared to the 1998 Quarter, and increased significantly as a percentage of revenues, to 16.4% from 14.1% in the 1998 Quarter. The Company has stabilized its expenditure levels while achieving revenue increases.

Interest income remained stable from the 1998 Quarter, as the Company reinvested cash from the sale of hotels, as described above.

Interest expense and amortization of deferred financing fees increased $1.3 million, or 9.3%, from the 1998 Quarter, and increased as a percentage of total revenues to 18.9% from 18.3%. These increased costs related to interest expense for the New Hotels, and can be expected to continue to rise as the Company completes its hotels under construction.

Loss before minority interest, provision for income taxes, extraordinary item and cumulative effect of change in accounting principle was $1.3 million in the 1999 Quarter, compared to $2.2 million in the 1998 Quarter. The decrease in the loss was primarily attributable to the Company's ability to hold costs stable while increasing revenues.

Basic and diluted loss per share in the 1999 Quarter was $0.15, including an extraordinary charge of $0.01, and the $0.08 per share effect of the cumulative effect of change in accounting principle described above in the Notes to Consolidated Financial Statements, compared to $0.15 in the 1998 Quarter, including an extraordinary charge of $0.05 per share.

Liquidity and Capital Resources. In general, the Company has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity and the issuance of industrial revenue bonds. The Company's principal uses of cash are to pay operating expenses, to service debt, to fund capital expenditures and new hotel development and to make permitted partnership distributions to fund some of the taxes allocable to the partners.

At April 2, 1999, the Company had $30.9 million of cash and equivalents and $8.1 million of marketable securities, compared to $46.2 million and $6.5 million, respectively, at the end of 1998. As of April 2, 1999, the Company also had $6.7 million of restricted cash and an $11.9 million note receivable which is available for the replacement collateral for the hotel sold December 31, 1998. The remaining amounts of cash and equivalents are available for completion of hotels under construction and other working capital requirements of the Company.

Net cash used in operating activities was $9.9 million for the 1999 Quarter compared to $4.8 million for the 1998 Quarter. The Company used more cash in the 1999 Quarter as it reduced its level of current liabilities.

At April 2, 1999, total debt was $786.3 million compared with $759.7 million at the end of 1998. The increase is attributable to the six hotels under construction. The current portion of long-term debt was $30.6 million, compared with $42.3 million at the end of 1998 due to the refinancing of the Topeka Capitol Plaza Hotel. The Company incurred net capital expenditures of approximately $25.1 million during the 1999 Quarter and $27.6 million during the 1998 Quarter. Of the $25.1 million incurred during the 1999 Quarter, approximately $1.6 million was for capital improvements on existing hotel properties and approximately $23.5 million was for development of new hotels. During the remainder of 1999, the Company expects capital expenditures to total approximately $122.9 million, including approximately $13.9 million for capital improvements on existing hotels and approximately $109.0 million for continued new hotel development.

At the end of the 1999 Quarter, the Company had six hotels under construction. The Company estimates the remaining building costs of these hotels will require additional capital expenditures of approximately $109.0 million during 1999 and 2000. Construction in progress at April 2, 1999 included $86.8 million expended for these projects and other hotel refurbishment. The Company has received loans and loan commitments for projects under construction in the amount of $143.0 million, with $97.0 million available, and expects the remaining 1999 capital requirements to be funded by cash, operating income and refinancing of certain existing hotels. Based upon current plans relating to the timing of new hotel development and loan draw schedules, the Company anticipates that its capital resources will be adequate to satisfy its 1999 capital requirements for the currently planned projects and normal recurring capital improvement.

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

The Company has reviewed the effects of the upcoming Year 2000 on its computer systems and operations, as well as on those of the hotels it operates. The Company does not anticipate any material impact on its corporate operation, given that the current systems used are believed to be Year 2000 compliant.

Corporate Systems

Computer hardware and software systems were tested for Y2K compliance during the first quarter of 1998. Ninety percent of those systems not compliant were replaced other than the timekeeping software, which will be replaced during the third quarter of 1999.

Hotel Systems

Testing of Company owned computer hardware and software was started during the first quarter of 1998. All software systems and ninety percent of all hardware systems have been tested and those systems deemed not Y2K compliant have been identified and have either been replaced at this time or are scheduled for replacement during the second quarter of 1999. Most non-compliant software is being replaced with Y2K compliant upgrades at no expense to the Company.

Promus Hotels, Inc. uses the HMS Property Management System. This system is not Y2K compliant and is scheduled for replacement at all non-compliant hotels during the second quarter of 1999. Radisson Hotels and some Company hotels use the Fidelio Property Management System. This software is Y2K compliant, and the operating system on the file servers will be compliant with the installation of software patches at no expense to the Company. These systems are scheduled for upgrade in the year 2000 independent of the Y2K situation.

Embedded Systems

Non-Critical-Fax machines, copiers and similar equipment are generally leased. The majority of these devices have been tested and deemed Y2K compliant. Those failing the Y2K testing will be replaced by the lessor during 1999 under current leasing agreements as required in order to be Y2K compliant.

Critical-Systems in this category include elevators, fire control, security, energy management, credit card processing and telecommunications. The Company has completed 95% of the testing and evaluation of these systems. Systems requiring modifications to be Y2K compliant will be upgraded during the second quarter of 1999.

Vendor Compliance Certifications

Requests for Y2K compliance have been sent to those vendors and utility suppliers which have a strategic relationship with the Company specifically and with the hotels in general. Those compliance letters will be on file in the Company's offices.

Compliance Testing

Information Technology

The Company has received Y2K compliance certifications from the majority of its property management system vendors. All certifications are expected to be on file by the end of the second quarter 1999. The Company has received Y2K compliance testing software from its property management system vendors and completed those tests during the fourth quarter of 1998.

The Company will monitor all systems currently in place as well as Y2K upgrades installed during the first half of 1999 to insure Y2K integrity throughout the year 2000.

Embedded Systems

The Company has received Y2K compliance certifications from the majority of its vendors. All certifications are expected to be on file by the end of the second quarter, 1999. The

Company or its authorized vendors began conducting Y2K compliance field testing during the fourth quarter of 1998 and will continue testing throughout 1999.

The Company will monitor all systems currently in place and those Y2K upgrades that will be installed during the first half of 1999, to insure Y2K integrity throughout the year 2000.

Cost of Implementation

Total expenses directly attributed to Y2K compliance for the corporate office were less than $75,000 through the end of the first quarter of 1999. The Company also has allocated approximately $50,000 to date for upgrades necessary to meet Y2K compliance the Promus Hotels. Remaining expenditures for hardware and software were for scheduled upgrades not attributable to Y2K compliance.

Future Costs

Hotels operating under the Bass Hotels & Resorts flag (eighteen hotels) will incur minimal costs to replace some computer systems. Average cost per hotel is estimated to be less than $10,000. Hardware requirements will be offset with the transfer of existing Y2K compliant hardware from other hotels that are receiving technology-driven upgrades.

Hotels operating under the Promus Hotels flag (sixteen hotels) will receive new hardware and software as part of a technology and Y2K compliant upgrade. The estimated cost for this upgrade is approximately $625,000, including approximately $50,000 spent to date as described above.

The balance of the Company's hotels have budgeted approximately $400,000 in capital funds for technology replacements and Y2K compliance issues.

Contingency Plans

Information Technology

Hardware-A number of non-critical (time/date critical operations are not dependent on these systems) hardware systems have failed Y2K compliance testing. These systems are scheduled for replacement during the first half of 1999. Failure to replace these systems will not materially impact the operation of the Company or its hotels.

Software-Manual operation of guest services, reservations, credit card processing and time keeping systems can be accomplished with existing personnel and equipment. Since all known, non-compliant software systems will be replaced during the first half of 1999, no material impact to the operation of the Company is expected.

Embedded Systems

Contingency plans will be finalized during the second quarter of 1999, when evaluation of these systems is complete. All known embedded systems can be manually over-ridden if necessary, in the event of a failure due to a Y2K issue.

Vendors and Suppliers

The Company will use alternative vendors and suppliers in the event any one strategic vendor or supplier is incapable of operating as a result of a Y2K compliance issue. The Company maintains a list of alternative vendors and suppliers. These vendors and suppliers will be certified as Y2K compliant in the event their services are required.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Company are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain
liquidity.   The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company's long-term fixed and variable rate debt obligations as of April 2, 1999:

                                                             Expected Maturity Date
                                                                  (in millions)

                                                                                                                    Fair
                                                                                                 There-             Value
                                                    1999     2000     2001     2002     2003     After     Total     (d)
Long-Term Debt                               (a)

  $300 Million 1st Mortgage Notes                   $   -    $   -    $   -    $   -    $   -    $ 300     $300     $ 313
    Average interest rate                    (b)     8.9%     8.9%     8.9%     8.9%     8.9%      8.9%     8.9%

  $90 Million 1st Mortgage Notes                    $   -    $   -    $   -    $   -    $   -    $  90     $ 90     $  94
    Average interest rate                    (b)     9.8%     9.8%     9.8%     9.8%     9.8%      9.8%     9.8%

  Other fixed-rate debt obligations                 $  29    $   6    $  13    $  30    $  23    $ 230     $331     $ 331
    Average interest rate                    (b)     8.7%     8.4%     8.2%     8.8%     8.6%      8.6%     8.6%

  Other variable-rate debt obligations              $   1    $   1    $  15    $  11    $   9    $  28     $ 65     $  65
    Average interest rate                    (c)     8.0%     8.0%     8.0%     8.0%     8.0%      8.0%     8.0%

     (a)  Includes amounts reflected as long-term debt due within one year

     (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

     (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of April 2, 1999, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $300 million 1st Mortgage Notes and the $90 million 1st Mortgage Notes. The fair value of the first mortgage note issues is estimated by obtaining quotes from brokers.

PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

   Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

   Not Applicable

Item 3.  Defaults Upon Senior Securities

   Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders

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


                                       JOHN Q. HAMMONS HOTELS, INC.


                                       By: /s/ John Q. Hammons
                                          -----------------------------------
                                           John Q. Hammons
                                           Chairman, Founder, and
                                           Chief Executive Officer


                                       By: /s/ Kenneth J. Weber
                                          -----------------------------------
                                           Kenneth J. Weber
                                           Chief Financial Officer and
                                           Executive Vice President


Dated: May 17, 1999

EXHIBIT INDEX

Exhibit No.      Exhibit

27               Financial Data Schedule