Form 10-Q
period 1999-07-02
HAMMONS JOHN Q HOTELS INC
filed 1999-08-16
CIK 930796

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

     (Mark One)

     [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 2, 1999

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

Yes    X     No
    -------    ______

Number of shares of Registrant's Class A Common Stock outstanding as of August 9, 1999: 5,758,120

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)



                                    ASSETS

                                                                                July 2, 1999             January 1, 1999
                                                                                --------------           -----------------
                                                                                 (Unaudited)                (Audited)
CURRENT ASSETS:
  Cash and equivalents                                                              $   43,325                   $  46,233

  Marketable Securities                                                                 10,894                       6,533

  Receivables:
    Trade, less allowance for doubtful accounts of $206                                  9,593                       8,852
    Construction reimbursements and other                                                3,234                       5,269
    Management fees                                                                         96                          62

  Inventories                                                                            1,094                       1,205

  Prepaid expenses and other                                                               749                       1,089
                                                                                --------------           -----------------
                  Total current assets                                                  68,985                      69,243

PROPERTY AND EQUIPMENT, at cost:
     Land and improvements                                                              48,774                      47,982
     Buildings and improvements                                                        623,716                     605,586
     Furniture, fixture and equipment                                                  250,891                     239,648
     Construction in progress                                                           86,417                      63,078
                                                                                --------------           -----------------
                                                                                     1,009,798                     956,294

     Less-accumulated depreciation and amortization                                   (212,447)                   (194,860)
                                                                                --------------           -----------------
                                                                                       797,351                     761,434

RESTRICTED CASH  AND RECEIVABLE FROM PROPERTY DISPOSITIONS                              25,232                      18,166

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net                                 26,822                      27,643
                                                                                --------------           -----------------
TOTAL ASSETS                                                                     $     918,390                $    876,486
                                                                                ==============           =================

                See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)
                             LIABILITIES AND EQUITY


                                                                                           July 2, 1999            January 1, 1999
                                                                                           --------------          ---------------
                                                                                            (Unaudited)               (Audited)

LIABILITIES:
 Current portion of long-term debt                                                           $     39,650                  $42,256

 Accounts payable                                                                                   3,727                   13,141

 Accrued expenses:
      Payroll and related benefits                                                                  8,068                    6,843
      Sales and property taxes                                                                     12,583                    9,558
      Insurance                                                                                     9,242                   10,061
      Interest                                                                                     12,471                   12,540
      Utilities, franchise fees and other                                                           7,497                    5,568
 Accrued dividends                                                                                      -                    2,936
                                                                                           --------------          ----------------
                           Total current liabilities                                               93,238                  102,903

 Long-term debt                                                                                   769,736                  717,460
 Other obligations and deferred revenue                                                            10,854                   10,884
                                                                                           --------------          ---------------
                            Total liabilities                                                     873,828                  831,247
                                                                                           --------------          ---------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED
   PARTNER UNITS                                                                                   27,728                   27,392

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 2,000,000 shares
     authorized, none outstanding                                                                       -                        -
 Class A common stock, $.01 par value, 40,000,000 shares authorized in
    1999 and 1998, 6,042,000 shares issued at July 2,1999 and January 1, 1999, and
    5,792,908 and 6,042,000 outstanding at July 2, 1999 and  January 1, 1999,
    respectively                                                                                       60                       60
 Class B common stock, $.01 par value, 1,000,000 shares
   authorized, 294,100 shares issued and outstanding in 1999 and 1998                                   3                        3
 Paid-in capital                                                                                   96,373                   96,373
 Retained deficit, net                                                                            (78,546)                 (78,589)
 Treasury Stock, at cost; 249,092 shares at July 2, 1999                                           (1,056)                       -
                                                                                           --------------          ---------------

  TOTAL STOCKHOLDERS' EQUITY                                                                       16,834                   17,847
                                                                                           --------------          ---------------

TOTAL LIABILITIES AND EQUITY                                                                     $918,390                 $876,486
                                                                                           ==============          ===============

                 See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (000's omitted, except share data)

                                                                   Three Months Ended               Six Months Ended
                                                               July 2, 1999    July 3, 1998    July 2, 1999   July 3, 1998
                                                               -------------   -------------   ------------   ------------
                                                                (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
REVENUES:

  Rooms                                                         $   59,211        $   54,110    $  113,467       $ 105,388
  Food and beverage                                                 24,894            22,255        48,199          44,193
  Meeting room rental and other                                      6,347             5,446        12,382          11,182
                                                                ----------        ----------   -----------      ----------
     Total revenues                                                 90,452            81,811       174,048         160,763

OPERATING EXPENSES:
  Direct operating costs and expenses
     Rooms                                                          14,800            13,873        28,557          27,068
     Food and Beverage                                              16,793            16,094        33,107          31,545
     Other                                                             993               913         1,857           1,789

  General, administrative and sales expenses                        27,157            23,591        51,894          47,575

  Repairs and maintenance                                            3,797             3,276         7,331           6,513

  Depreciation and amortization                                     11,142            11,276        21,838          22,353
                                                                ----------        ----------   -----------      ----------

     Total operating costs                                          74,682            69,023       144,584         136,843
                                                                ----------        ----------   -----------      ----------

INCOME FROM OPERATIONS                                              15,770            12,788        29,464          23,920

OTHER INCOME (EXPENSE)
  Gain on property dispositions                                      2,365                 -         2,365             238
  Interest income                                                      551               507         1,393           1,395
  Interest expense and amortization of deferred financing fees     (15,113)          (14,241)      (30,915)        (28,698)
                                                                ----------        ----------   -----------      ----------

INCOME (LOSS) BEFORE MINORITY INTEREST, PROVISION FOR
    INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         3,573              (946)        2,307          (3,145)
    Minority interest in (earnings) losses of partnership           (2,561)              678        (1,654)          2,254
                                                                ----------        ----------   -----------      ----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES,
    EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                             1,012              (268)          653            (891)
    Provision for income taxes                                         (60)              (45)          (90)            (75)
                                                                ----------        ----------   -----------      ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                 952              (313)          563            (966)
   Extraordinary Item:  Cost of extinguishment of debt, net
   of applicable tax benefit                                            30               (54)           (5)           (370)
                                                                ----------        ----------   -----------      ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                982              (367)          558          (1,336)
   Cumulative Effect of Change in Accounting Principle, net
     of applicable tax benefit                                           -                 -          (515)              -
                                                                ----------        ----------   -----------      ----------

NET INCOME (LOSS)                                               $      982        $     (367)   $       43       $  (1,336)
                                                                ==========        ==========   ===========      ==========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
   Income (Loss) before Extraordinary Item and Cumulative
     Effect of Change in Accounting Principle                   $     0.16        $    (0.05)   $     0.09       $   (0.15)
   Extraordinary Item                                                    -             (0.01)            -           (0.06)
   Cumulative Effect of Change in Accounting Principle                   -                 -         (0.08)              -
                                                                ----------        ----------   -----------      ----------
   Per Share Net Income (Loss) Attributable to Company          $     0.16        $    (0.06)   $     0.01       $   (0.21)
                                                                ==========        ==========   ===========      ==========

    Weighted Average Shares Outstanding                          6,103,591         6,336,100     6,230,644       6,336,100
                                                                ==========        ==========   ===========      ==========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
            CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                           AND STOCKHOLDERS' EQUITY
                                (000's omitted)

                                                                 STOCKHOLDERS' EQUITY
                                                                 --------------------
                                                Class A       Class B                  Company
                                  Minority      Common        Common      Paid in      Retained    Treasury
                                  Interest       Stock         Stock      Capital      Deficit       Stock       Total
                                 ---------    --------      --------    ---------    ---------   ---------     -------
BALANCE, January 1, 1999         $  27,392     $      60     $      3    $  96,373     $(78,589)   $     --     $17,847

(audited)
Net income allocable to the
Company                                 --            --           --           --           43          --          43
Minority interest in losses  of
  partnership after extraordinary
  item and cumulative effect of
  change in accounting principle
  of $1,318                            336            --           --           --           --          --          --
Treasury stock purchased                --            --           --           --           --      (1,056)     (1,056)
                                 ---------   -----------   ----------   ----------   ----------  ----------   ---------
BALANCE, July 2, 1999            $  27,728     $      60     $      3    $  96,373     $(78,546)   $ (1,056)    $16,834
                                 =========    ==========    =========    =========    =========   =========    ========
(unaudited)

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                                               Six months ended
                                                                                    ------------------------------------
                                                                                      July 2, 1999          July 3, 1998
                                                                                    --------------        --------------
                                                                                      (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                                 43             (1,336)

Adjustment to reconcile net income (loss) to cash provided by operating activities -

     Minority interest in earnings (losses) of partnership                                     1,654             (2,254)
     Depreciation, amortization and loan cost amortization                                    22,534             23,498
     Extraordinary item                                                                            5                370
     Cumulative effect of change in accounting principle                                         515                  -
     Gain on sales of property and equipment                                                  (2,365)              (238)
Changes in certain assets and liabilities
     Receivables                                                                               1,260                692
     Inventories                                                                                 111                 (6)
     Prepaid expenses and other                                                                  340                676
     Accounts payable                                                                         (9,414)              (777)
     Accrued expenses                                                                          5,291              3,497
     Other obligations and deferred revenue                                                      (30)             3,015
                                                                                    ----------------      -------------
        Net cash provided by operating activities                                             19,944             27,137
                                                                                    ----------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment, net                                                (61,593)           (65,700)
     Proceeds from disposition of hotels                                                       6,500             39,387
     Restricted cash and receivable remaining from property dispositions                      (7,066)           (27,261)
     Franchise fees and other                                                                 (2,010)            (4,171)
     (Purchase) sale of marketable securities, net                                            (4,361)               975
                                                                                    ----------------      -------------
         Net cash used in investing activities                                               (68,530)           (56,770)
                                                                                    ----------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from borrowings                                                                 65,723            177,027
     Repayments of debt                                                                      (16,053)          (128,548)
     Distributions                                                                            (2,936)            (1,433)
     Purchase of treasury stock                                                               (1,056)                 -
                                                                                    ----------------      -------------
         Net cash provided by financing activities                                            45,678             47,046
                                                                                    ----------------      -------------
Increase (decrease) in cash and equivalents                                                   (2,908)            17,413

CASH AND EQUIVALENTS, beginning of period                                                     46,233             41,961
                                                                                    ----------------      -------------

CASH AND EQUIVALENTS, end of period                                                 $         43,325      $      59,374
                                                                                    ================      =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized                                  $         29,257      $      27,855
                                                                                    ================      =============

                See Notes to Consolidated Financial Statements

JOHN Q. HAMMONS HOTELS, INC. AND COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   ENTITY MATTERS

The accompanying consolidated financial statements include the accounts of John
Q. Hammons Hotels, Inc. and John Q. Hammons Hotels, L.P. and subsidiaries (collectively the Company or, as the context may require, John Q. Hammons Hotels, Inc. only).

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

The provision for income taxes was determined using an estimated income tax rate to provide for estimated state, local and franchise taxes.

3.   INCOME (LOSS) PER SHARE

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

In June, 1998, the Company issued options to purchase 829,100 shares of common stock with an exercise price of $7 3/8 per share. Concurrently, the Company canceled all unexercised outstanding options regardless of whether such options were vested. As of July 2, 1999, the outstanding options were not dilutive securities for the six months then ended because the options' exercise price was greater than the average market price of the common shares. Since there are no dilutive securities, basic and diluted income (loss) per share are identical; thus, a reconciliation of the numerator and denominator is not necessary.

During the six months ended July 2, 1999, the Company purchased 249,092 shares for approximately $1.1 million. The Board of Directors has authorized total purchases of treasury shares in 1999 of $3.0 million dollars.

4.   NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities, including preopening expenses, to be expensed as incurred. The Company's past practice was to defer these expenses until a hotel commenced operations, at which time the costs, other than advertising costs that are expensed upon opening, were amortized over a one-year period. The Company adopted the provisions of this statement in the first quarter of fiscal 1999 and, as a result, cumulative unamortized preopening costs of $0.5 million were charged to expense, net of $1.3 million of minority interest.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Upon adoption of this statement, the Company anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

5.   PROPERTY DISPOSITIONS

Effective February 6, 1998, the Company completed the sale of six hotels to an unrelated party for $39.4 million, resulting in a pre-tax gain of approximately $0.2 million. Certain of these hotels served as collateral under the 1994 and 1995 first mortgage notes. Under the terms of these indentures, the Company provided replacement collateral in accordance with the indenture provisions.

On December 31, 1998, the Company completed the sale of an additional hotel property to an unrelated party for $16.1 million, resulting in a pre-tax gain of approximately $8.0 million. In addition to cash received upon closing, the sales price included a note receivable for $11.9 million, bearing 8.0% interest, due in 1999. The note receivable is secured by the hotel and a personal guarantee by a shareholder of the buyer. This hotel served as collateral under the 1995 first mortgage notes. Under the terms of this indenture, the Company must provide replacement collateral of equivalent value or apply the net proceeds from the sale to amounts outstanding. The Company intends to provide replacement collateral in accordance with the indenture provisions.

On June 16, 1999, the Holiday Inn Express Hotel and Conference Center in Joliet, Illinois was sold to an unrelated party for $6.5 million, resulting in a pre-tax gain of approximately $2.4 million. This hotel served as collateral under the 1994 first mortgage notes. Under the terms of this indenture, the Company must provide replacement collateral of equivalent value or apply the proceeds from the sale to amounts outstanding. The Company intends to provide replacement collateral in accordance with the indenture provisions.

As of July 2, 1999, $25.2 million of cash and a receivable were restricted for the purpose of replacement collateral in accordance with the provisions of the indentures.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General. For purposes of this discussion, the Company classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

The Company announced on September 11, 1998, that it was ceasing new development activity except for the hotels under construction. As of July 2, 1999, the Company had four hotels under construction: Marriott Renaissance Hotel at the Charlotte, North Carolina airport; Embassy Suites Hotel, Grapevine, Texas, adjacent to the Bass Pro Shop's Outdoor World, near the Dallas-Fort Worth airport (opened on August 3, 1999); Renaissance Hotel in Oklahoma City, Oklahoma and Embassy Suites Hotel in Charleston, South Carolina. On April 15, 1999, the Company opened the Mesquite Hampton Inn and Suites Hotel. The Company opened the Coral Springs Radisson Plaza Hotel on May 1, 1999.

The Company's development activity limits its ability to grow net income. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New Hotels mature, the Company expects that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will occur.

Results of Operations - Three-Month Period

The following discussion and analysis addresses results of operations for the three month periods ended July 2, 1999 (the "1999 Quarter") and July 3, 1998 (the "1998 Quarter").

For the 1999 Quarter, the Company's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $26.9 million, an increase of 11.8% compared to the 1998 Quarter EBITDA of $24.1 million. The Mature Hotels' EBITDA was $24.5 million in the 1999 Quarter, up 29.6% from $18.9 million in the 1998 Quarter primarily due to six hotels moving to the Mature Hotels category from the New Hotels category. The six hotels (Omaha Embassy Suites, Branson Chateau, Cary Embassy Suites, Charleston Embassy Suites, Kansas City Homewood, and Little Rock Embassy Suites) that were included in New Hotels in 1998 and in Mature Hotels in 1999 provided $4.9 million of EBITDA in the 1999 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels (excluding the hotels sold) increased to 30.4% in the 1999 Quarter from 29.0% in the 1998 Quarter. The New Hotels' EBITDA for the 1999 Quarter was $(0.1) million compared to $2.9 million in the 1998 Quarter. This decrease is due primarily to the shift of six hotels from New Hotels to Mature Hotels.

Total revenues for the 1999 Quarter were $90.5 million, an increase of $8.6 million, or 10.6%, compared to the 1998 Quarter, primarily as a result of the continued growth of the New Hotels, including the four hotels opened late in 1998 and during 1999, and, to a lesser extent, revenue growth at the Mature Hotels. The Company's Mature Hotels generated total revenues of $80.2 million in the 1999 Quarter, an increase of $14.7 million, or 22.4%, compared to the 1998 Quarter. The Company's New Hotels generated total revenues of $9.8 million during the 1999 Quarter compared to $15.9 million in the 1998 Quarter. There are six New Hotels in the 1999 Quarter compared to eight New Hotels in the 1998 Quarter.

Rooms revenues increased $5.1 million, or 9.4%, from the 1998 Quarter, but decreased slightly as a percentage of total revenues, to 65.5% from 66.1%. The dollar increase was primarily due to increased rooms revenues from the New Hotels, and the resulting increase in the Company's average room rate to $95.09, a 3.6% increase compared to the 1998 Quarter average room rate of $91.78. In comparison, the average room rate for the hotel industry was $80.38 in the 1999 Quarter, up 3.4% from the 1998 Quarter. The increased average room rate was supplemented by a 0.1 percentage point increase in the Company's occupancy for the 1999 Quarter to 65.0%. Occupancy for the hotel industry was 66.5%, down 1.2 percentage points from the 1998 Quarter. The Company's Revenue Per Available Room (RevPAR) was $61.76 in the 1999 Quarter, up 3.7% from $59.56 in the 1998 Quarter. RevPAR for the hotel industry was $53.48, up 2.0% from the 1998 Quarter.

Food and beverage revenues increased $2.6 million, or 11.9%, compared to the 1998 Quarter, and increased slightly as a percentage of total revenues, to 27.5% from 27.2% in the 1998 Quarter. Sales at the New Hotels with full food and beverage services along with menu pricing adjustments accounted for substantially all of the increase in food and beverage revenues.

Meeting room rental and other revenues increased $0.9 million, or 16.5%, from the 1998 Quarter, and increased as a percentage of revenues, to 7.0% from 6.7%. The majority of the increase was a result of revenues from the New Hotels as well as increased meeting and convention business in the Mature Hotels.

Rooms operating expenses increased $0.9 million, or 6.7%, compared to the 1998 Quarter, and decreased slightly as a percentage of rooms revenues to 25.0% from 25.6%. The dollar increase related primarily to expenses for New Hotels. For the Mature Hotels, excluding the seven hotels sold in 1998 and the hotel sold in 1999, rooms operating expenses as a percentage of rooms revenues were 24.3%in the 1999 Quarter, compared to 24.7% in the 1998 Quarter.

Food and beverage operating expenses increased $0.7 million, or 4.3%, compared to the 1998 Quarter, but decreased as a percentage of food and beverage revenues, to 67.5% from 72.3%. The dollar increase was attributable to expenses associated with food and beverage revenues at the New Hotels. Profit margins improved due to reductions in both food costs and labor costs, as a percentage of food and beverage revenues.

Other operating expenses increased $0.1 million, or 8.8%, compared to the 1998 Quarter, but decreased as a percentage of meeting room rental and other revenues, to 15.6% from 16.8%.

General, administrative and sales expenses increased $3.6 million, or 15.1%, over the 1998 Quarter, and increased as a percentage of revenues to 30.0% from 28.8%. The increase was primarily attributable to preopening expenses associated with New Hotel development and a greater number of hotels in the 1999 Quarter. Approximately $1.3 million of preopening expenses were incurred and expensed in the 1999 Quarter.

Repairs and maintenance expenses increased $0.5 million, or 15.9%, compared to the 1998 Quarter and increased slightly as a percentage of revenues, to 4.2% from 4.0% in the 1998 Quarter. The increase related to the net increase in number of hotels and rooms in 1999 compared to 1998.

Depreciation and amortization expenses decreased $0.1 million, or 1.2%, compared to the 1998 Quarter, and decreased as a percentage of revenues to 12.3% from 13.8%. The depreciation and amortization decrease related to a change in accounting principle which required the Company to write-off unamortized preopening costs in the 1999 Quarter. In previous years these amounts were deferred and amortized over a one-year period.

Income from operations increased $3.0 million, or 23.3%, compared to the 1998 Quarter. Expenses, particularly depreciation and amortization, increased less rapidly than revenues, and the Company began to realize increased benefits from the hotels opened over the past few years.

Interest expense, net increased $0.8 million, or 6.0%, from the 1998 Quarter, but decreased as a percentage of total revenues to 16.1% from 16.8%. The dollar increase in these costs related to interest expense for the New Hotels.

Income (loss) before minority interest, provision for income taxes, extraordinary item and cumulative effect of change in accounting principle was $3.6 million in the 1999 Quarter, compared to $(0.9) million in the 1998 Quarter. The 1999 results were attributable, in part, to a $2.4 million gain on the sale of a hotel in June, 1999, as well as to improved operating margins.

Basic and diluted income (loss) per share in the 1999 Quarter was $0.16, including an approximate $0.11 gain on the sale of a hotel in June 1999, compared to $(0.06) in the 1998 Quarter, including an extraordinary charge of $0.01 in the 1998 Quarter. The 1998 loss was driven by fixed charges associated with the Company's New Hotels opened in 1998. The extraordinary charge in the 1998 Quarter related to early retirement of debt.

Results of Operations - Six-Month Period

The following discussion addresses results of operations for the six month periods ended July 2, 1999 (the "1999 Six Months") and July 3, 1998 (the "1998 Six Months").

For the 1999 Six Months the Company's total EBITDA was $51.3 million, a 10.9% increase compared to the 1998 Six Months EBITDA of $46.3 million. The Mature Hotels' EBITDA was $44.5 million in the 1999 Six Months, up $7.5 million from the 1998 Six Months, primarily due to six hotels moving to the Mature Hotels category from the New Hotels category. The six hotels that were included in New Hotels in 1998 and in Mature Hotels in 1999 provided $7.7 million of EBITDA in the 1999 Six Months.

Total revenues increased to $174.0 million in the 1999 Six Months from $160.7 million in the 1998 Six Months, an increase of $13.3 million or 8.3%. The increase is primarily attributed to the continued growth of New Hotels.

Rooms revenues increased to $113.5 million in the 1999 Six Months from $105.4 million in the 1998 Six Months, an increase of $8.1 million or 7.7% as a result of increases in average room rates and total number of available rooms. Rooms revenues as a percentage of total revenues decreased slightly, to 65.2%%, compared to 65.6% in the 1998 Six Months. The Company's average room rate increased to $95.08 in the 1999 Six Months from $91.00 in the 1998 Six Months, an increase of $4.08 or 4.5%. Occupancy decreased slightly to 63.0% in the 1999 Six Months from 63.1% in the 1998 Six Months, a decrease of 0.1 percentage points.

Food and beverage revenues increased to $48.2 million in the 1999 Six Months from $44.2 million in the 1998 Six Months, an increase of $4.0 million or 9.1%, and increased slightly as a percentage of total revenues to 27.7% from 27.5% in the 1998 Six Months. The increase was attributable primarily to sales at the New Hotels and menu pricing adjustments.

Meeting room rental and other revenues increased to $12.4 million in the 1999 Six Months from $11.2 million in the 1998 Six Months, an increase of $1.2 million or 10.7%. Meeting room rental and other revenues also increased as a percentage of total revenues to 7.1% from 7.0% in the 1998 Six Months. The majority of the increase was the result of revenues from the New Hotels.

Rooms operating expenses increased to $28.6 million in the 1999 Six Months from $27.1 million in the 1998 Six Months, an increase of $1.5 million or 5.5%. This expense decreased to 25.2% of rooms revenues in the 1999 Six Months compared to 25.7% in the 1998 Six Months. The dollar increase related to the additional hotels opened in the last twelve months.

Food and beverage operating expenses increased to $33.1 million in the 1999 Six Months from $31.5 million in the 1998 Six Months, an increase of $1.6 million or 5.0%. These expenses decreased as a percentage of food and beverages revenues in the 1999 Six Months to 68.7%, from 71.4% in the 1998 Six Months. Profit margins improved due to reductions in both food costs and labor costs, as a percentage of food and beverage revenues.

Other operating expenses increased to $1.9 million in the 1999 Six Months from $1.8 million in the 1998 Six Months, an increase of $0.1 million or 3.8%, but declined as a percentage of meeting room rental and other income, to 15.0% in the 1999 Six Months from 16.0% in the 1998 Six Months.

General, administrative and sales expenses increased to $51.9 million in the 1999 Six Months from $47.6 million in the 1998 Six Months, an increase of $4.3 million or 9.1%, and increased slightly as a percentage of total revenues to 29.8% from 29.6% in the 1998 Six Months. The increase in these expenses was primarily the result of expenses associated with New Hotel development. Approximately $1.9 million of preopening expenses were incurred and expensed in the 1999 Six Months.

Repairs and maintenance expenses increased to $7.3 million in the 1999 Six Months from $6.5 million in the 1998 Six Months, an increase of $0.8 million or 12.6%. The increase was a result of the increase in the total number of hotels open and rooms available.

Depreciation and amortization expenses decreased to $21.8 million in the 1999 Six Months from $22.4 million in the 1998 Six Months, a decrease of $0.5 million or 2.3%. These expenses represented 12.5% of total revenues in the 1999 Six Months compared to 13.9% of total revenues in the 1998 Six Months. The depreciation and amortization decrease related to a change in accounting principle which required the Company to write-off unamortized preopening costs in the 1999 Six Months. In previous years these amounts were deferred and amortized over a one-year period.

Income from operations was $29.5 million in the 1999 Six Months compared to $23.9 million in the 1998 Six Months, an increase of $5.5 million or 23.2%. The increase was due to increased revenues coupled with controls of operating expenses.

Interest expense, net increased to $29.5 million in the 1999 Six Months from $27.3 million in the 1998 Six Months, an increase of $2.2 million or 8.1%, reflecting hotels opened within the last year. As a percentage of total revenues, this expense remained stable at 17.0%.

Income (loss) before minority interest, provision for income taxes, extraordinary item and cumulative effect of change in accounting principle was $2.3 million in the 1999 Six Months, compared to $(3.1) million in the 1998 Six Months. The 1999 results were attributable, in part, to a $2.4 million gain on the sale of a hotel in June, 1999, as well as to improved operating margins.

Basic and diluted income (loss) per share in the 1999 Six Months was $.01, including an approximate $0.11 gain on the sale of a hotel in June 1999 and an $0.08 per share charge as the result of the change in accounting principle described above in Note 4 of the Notes to Consolidated Financial Statements, compared to $(0.21) in the 1998 Six Months, which included an extraordinary charge of $0.06. The 1998 loss was driven by fixed charges associated with the Company's new hotels opened in 1998.

Liquidity and Capital Resources

In general, the Company has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity and the issuance of industrial revenue bonds. The Company's principal uses of cash are to pay operating expenses, to service debt, to fund capital expenditures and new hotel development and to make Partnership distributions to fund some of the taxes associated with income allocable to the partners.

At July 2, 1999, the Company had $43.3 million of cash and equivalents and $10.9 million of marketable securities, compared to $46.2 million and $6.5 million, respectively, at the end of 1998. As of July 2, 1999, the Company also had $13.3 million of restricted cash and an $11.9 million note receivable from sales of hotels by the Company, which was available for replacement collateral in accordance with the terms of the 1994 and the 1995 Note Indentures. The remaining amounts of cash and equivalents are available for completion of hotels under construction and other working capital requirements of the Company.

Net cash provided by operating activities was $19.9 million for the 1999 Six Months compared to $27.1 million for the 1998 Six Months. The decrease of $7.2 million is primarily attributable to the payment of construction accounts payable which were funded through borrowings secured in 1999.

At July 2, 1999, total debt was $809.4 million compared with $759.7 million at the end of 1998. The increase is attributable to the new hotels under construction and the newly-opened hotels. The current portion of long-term debt was $39.7 million, compared to $42.3 million at the end of 1998 partially due to refinancing of the Topeka Capitol Plaza Hotel. The Company incurred net capital expenditures of approximately $61.6 million during the 1999 Six Months and $65.7 million during the 1998 Six Months. Of the $61.6 million incurred during the 1999 Six Months, approximately $5.5 million was for capital improvements on existing hotel properties and approximately $56.1 million was for development of new hotels. During the remainder of 1999, the Company expects capital expenditures to total approximately $80.5 million, including approximately $10.0 million for capital improvements on existing hotels and approximately $70.5 million for continued new hotel development.

As of July 2, 1999, the Company had four hotels under construction, one of which opened on August 3, 1999. The Company estimates the remaining building costs of these hotels will require additional capital expenditures of approximately $79.1 million during 1999 and 2000. Construction in progress at July 2, 1999 included $86.4 million expended for these projects and other hotel refurbishments. The Company has received loans and loan commitments for projects under construction in the amount of $114 million, with $71.4 million available, and expects the remaining 1999 capital requirements to be funded by cash, operating income and refinancing of certain existing hotels. Based upon current plans relating to the timing of new hotel development, loan draw schedules, and additional loans on unencumbered developments, the Company anticipates that its capital resources will be adequate to satisfy its 1999 capital requirements for the currently planned projects and normal recurring capital improvements.

Year 2000

State Of Readiness

The Company is actively addressing the impact of the Year 2000 (Y2K) as it relates to the processes of its information technology environment. Potential problems with internal, external and embedded systems are being addressed. Capital budget funds have been set aside for software and hardware upgrades and/or replacements to address Y2K issues. Virtually all such upgrades were anticipated by the Company and would have been implemented within the next few years even absent a Y2K issue.

The Company is requiring vendors and suppliers to certify Y2K compliance of supplied information technology systems and devices. Compliance is defined as no failures or interruptions occurring due to the processing of date information or data between the years through 1999 and years beginning with the year 2000.

The Company has reviewed the effects of the upcoming Y2K on its computer systems and operations, as well as on those of the hotels it operates. The Company does not anticipate any material impact on its corporate operation, given that the current systems used are believed to be Y2K compliant except for its timekeeping and payroll systems which will be replaced during the third quarter of 1999.

Corporate Systems

Hardware-Computer systems were tested for Y2K compliance during the first quarter of 1998. Ninety percent of those systems not compliant were replaced by the end of the third quarter of 1998. The remaining systems were replaced during the fourth quarter of 1998.

Software-All software systems were tested during the first quarter of 1998. Word processing and spreadsheet software packages were deemed materially compliant and will not be replaced. The accounting and payroll system was not Y2K compliant and was replaced during January 1998.

Hotel Systems

Hardware-Testing of Company owned computer hardware was started during the first quarter of 1998. Ninety percent of all systems have been tested and those systems deemed not Y2K compliant have been identified and have been replaced.

Software-Bass Hotels and Resorts use the Encore Property Management System. The current version has been updated and is now materially Y2K compliant. During testing, some hardware issues have been identified and BIOS patches from IBM are being tested at this time to correct these issues. No expense to the company is anticipated at this time.

Promus Hotels, Inc. uses the System21 Property Management System. This system is Y2K compliant.

Radisson Hotels and some Company hotels use the Fidelio Property Management System. This software is Y2K compliant. The operating system on the file servers will be compliant with the installation of software patches at no expense to the Company. These systems are scheduled for upgrade in the year 2000 independent of the Y2K situation.

Other Company hotels use the Multi-Systems, Inc. Property Management System. This system is Y2K compliant.

Embedded Systems

Non-Critical-Fax machines, copiers and similar equipment are generally leased. The majority of these devices have been tested and deemed Y2K compliant. Those failing the Y2K testing will be replaced by the lessor during 1999 under current leasing agreements as required in order to be Y2K compliant.

Critical-Systems in this category include elevators, fire control, security, energy management, credit card processing and telecommunications. The Company is currently testing and evaluating these systems. These evaluations are approximately 98% complete. Systems requiring modifications to be Y2K compliant have been identified and will be upgraded or replaced during the third quarter of 1999.

Timekeeping and Payroll Systems

The Company currently uses Time Resource Management software for timekeeping. This software is not Y2K compliant and will be replaced during the third quarter of 1999. Payroll processing is out-sourced and a Y2K compliance certificate from the processor is on file.

Vendor Compliance Certifications

Strategic Relationships-Requests for Y2K compliance have been sent to those vendors which have a strategic relationship with the Company specifically and with the hotels in general. Those compliance letters will be on file in the Company's offices.

Utility Suppliers-Requests for Y2K compliance have been sent to those suppliers which have a strategic relationship with the Company specifically and with the hotels in general. Those compliance letters will be on file in the Company's offices.

Compliance Testing

Information Technology

Vendor Certification-The Company has received Y2K compliance certifications from the majority of its property management system vendors. These certifications are on file in the Company's offices.

Field Testing-The Company has received Y2K compliance testing software from the Company's property management system vendors. These tests were completed during the fourth quarter, 1998 and no further action is required.

Evaluation-The Company will monitor all systems currently in place and those Y2K upgrades that were installed during the first half of 1999 to insure Y2K integrity. This evaluation will continue throughout the year 2000.

Embedded Systems

Vendor Certification-The Company has received Y2K compliance certifications from the majority of its vendors. These certificates are on file in the Company's offices.

Field Testing-The Company or its authorized vendors began conducting Y2K compliance field testing during the fourth quarter of 1998 and will continue testing throughout 1999.

Evaluation-The Company will monitor all systems currently in place and those Y2K upgrades that were installed during the first half of 1999, to insure Y2K integrity. This evaluation will continue throughout the year 2000.

Cost of Implementation

Corporate Office

Information Technology-Expenses for hardware and software that were directly attributed to Y2K compliance were less than $75,000.

Embedded Systems-The Company has no current expenses directly attributed to Y2K compliance for embedded systems.

Hotels

Information Technology

Bass Hotels & Resorts-The Company has upgraded hardware and software systems over the last two years that were required from a technology standpoint. Y2K compliance was an ancillary benefit of these upgrades. Some additional hardware upgrades are expected to occur during the last half of 1999. These expenses are expected to be less than $10,000.

Promus Hotels, Inc.-The Company has allocated approximately $50,000 to date for upgrades necessary to meet Y2K compliance at these hotels.

Embedded Systems-The Company has not expended any funds directly attributed to Y2K compliance for these systems. Those upgrades and replacements of equipment that have occurred over the last two years were required to replace equipment that had reached the end of the normal life cycle and not specifically for Y2K compliance.

Future Costs

Corporate Office

Additional software upgrades are anticipated to maintain current technology levels but are not directly attributed to Y2K compliance.

Hotels

Information Technology

Bass Hotels & Resorts-Hotels operating under this flag (eighteen hotels) will incur minimal costs to replace some computer systems. Average cost per hotel is estimated to be less than $10,000. Hardware requirements will be offset with the transfer of existing Y2K compliant hardware from other hotels that are receiving technology-driven upgrades.

Promus Hotels, Inc.-Hotels operating under this flag (sixteen hotels) have received new hardware and software as part of a technology and Y2K compliant upgrade. The estimated total cost for this upgrade is approximately $625,000, which the Company plans to acquire by purchasing and/or leasing.

The balance of the Company's hotels have budgeted approximately $400,000 in capital funds for technology replacements and Y2K compliance issues.

Embedded Systems-Final evaluation of these systems has not been completed at this time. No major replacements are expected based upon the results of early testing.

Risk Factors

Information Technology-Based upon current testing results and evaluation of those results, it is believed that all hardware and software systems in the Company's corporate office and hotels will be Y2K compliant by the end of the third quarter, 1999. Risk to the operation of the Company is therefore considered to be low.

Embedded Systems-Complete analysis of all embedded systems has not been completed at this time. Testing and evaluation will continue during the third quarter of 1999. Based upon early reports, risk to the operation of the Company is considered to be low.

Vendors and Suppliers-The Company does not rely on the services of any one single vendor or supplier that will materially impact its operations. To date, no strategic vendor or supplier has reported that it will not be Y2K compliant by the end of 1999. Based upon these reports, risk to the operations of the Company is considered to be low.

Contingency Plans

Information Technology

Hardware-A number of non-critical (time/date critical operations are not dependent on these systems) hardware systems have failed Y2K compliance testing. These systems were replaced during the first half of 1999.

Software-Manual operation of guest services, reservations, credit card processing and time keeping systems can be accomplished with existing personnel and equipment. Since all known, non-compliant software systems were replaced during the first half of 1999, no material impact to the operation of the Company is expected.

Embedded Systems

Contingency plans will be finalized and testing conducted during the third quarter of 1999, when evaluation of these systems is complete. All known embedded systems can be manually over-ridden if necessary, in the event of a failure due to a Y2K issue.

Vendors and Suppliers

The Company will use alternative vendors and suppliers in the event any one strategic vendor or supplier is incapable of operating as a result of a Y2K compliance issue. The Company maintains a list of alternative vendors and suppliers. These vendors and suppliers will be certified as Y2K compliant in the event their services are required.

Forward-Looking Statements

NOTE: In addition to historical information, this document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements typically, but not exclusively, are identified by the inclusion of phrases such as "the Company believes," "the Company plans," "the Company intends," and other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and are based on current expectations. Consequently, actual results could differ materially from the expectations expressed in the forward-looking statements. Among the various factors that could cause actual results to differ include a downturn in the economy (either regionally or nationwide) affecting overall hotel occupancy rates, revenues at New Hotels not reaching expected levels as quickly as planned as the result of competitive factors or the Company's inability to obtain permanent financing for New Hotels on terms similar to those available in the past.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Company are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company's long-term fixed and variable rate debt obligations as of July 2, 1999:

                            Expected Maturity Date
                                 (in millions)

                                                                                                            Fair
                                                                                          There-            Value
                                                 1999(d)   2000    2001    2002    2003   after    Total     (e)
Long-Term Debt                           (a)

 $300 Million 1/st/ Mortgage Notes            $  -      $   -    $   -    $   -    $   -   $ 300    $ 300   $ 313
   Average interest rate                 (b)   8.9%       8.9%     8.9%     8.9%     8.9%    8.9%     8.9%

 $90 Million 1/st/ Mortgage Notes             $         $   -    $   -    $   -    $   -   $  90    $  90   $  94
   Average interest rate                 (b)   9.8%       9.8%     9.8%     9.8%     9.8%    9.8%     9.8%

 Other fixed-rate debt obligations            $ 29      $   6    $  13    $  30    $  23   $ 230    $ 331   $ 331
   Average interest rate                 (b)   8.7%       8.4%     8.2%     8.8%     8.6%    8.6%     8.6%

 Other variable-rate debt obligations         $  1      $  10    $  17    $   1    $  15   $  44    $  88   $  88
   Average interest rate                 (c)   8.0%       8.0%     8.0%     8.0%     8.0%    8.0%     8.0%

     (a)  Includes amounts reflected as long-term debt due within one year.

     (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

     (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of July 2, 1999, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs

     (d) The 1999 balances include actual and projected principal repayments and weighted average interest rates for the year.

     (e) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $300 million 1/st/ Mortgage Notes and the $90 million 1st Mortgage Notes. The fair value of the first mortgage note issues is estimated by obtaining quotes from brokers.


     PART II.  OTHER INFORMATION AND SIGNATURES

     Item 1.  Legal Proceedings

                    Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

             Not Applicable

Item 3.  Defaults Upon Senior Securities

             Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders.

     The Company held the annual meeting of its shareholders on Tuesday, May 4, 1999. The following persons were elected as directors of the Company by the holders of Common Stock:

                        Jacqueline A. Dowdy  William J. Hart  David C. Sullivan

Votes in Favor:
 Class A                     5,627,781        5,627,781          5,623,641
 Class B                    14,705,000       14,705,000         14,705,000
                            ----------       ----------         ----------
  Total                     20,332,781       20,332,781         20,328,641

Votes Against:
 Class A                         4,000            4,000              4,000
 Class B                             0                0                  0
  Total                          4,000            4,000              4,000

Votes Withheld:
 Class A                        18,421           18,421             22,561
 Class B                             0                0                  0
                            ----------       ----------         ----------
  Total                         18,421           18,421             22,561

Abstentions:
 Class A                             0                0                  0
 Class B                             0                0                  0
                            ----------       ----------         ----------
  Total                              0                0                  0

Broker Non-votes:
Class A                              0                0                  0
Class B                              0                0                  0
                            ----------       ----------         ----------
  Total                              0                0                  0

     The shareholders also ratified the selection of Arthur Andersen LLP, as outside auditors for the Company and its subsidiaries for fiscal 1999, as follow :

Votes in Favor:
   Class A            5,639,084

   Class B           14,705,000
                     ----------
     Total           20,344,084

Votes Against:
   Class A                8,928
   Class B                    0
                     ----------
     Total                8,928

Votes Withheld:
   Class A                    0
   Class B                    0
                     ----------
     Total                    0

Abstentions:
   Class A                2,100
   Class B                    0
                     ----------
     Total                2,100

Broker Non-votes:
   Class A                    0
   Class B                    0
                     ----------
     Total                    0

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

                                        JOHN Q. HAMMONS HOTELS, INC.


                                        By:   /s/ John Q. Hammons
                                           ----------------------
                                             John Q. Hammons
                                             Chairman, Founder, and
                                             Chief Executive Officer


                                        By:   /s/ Kenneth J. Weber
                                           -----------------------
                                             Kenneth J. Weber
                                             Chief Financial Officer and
                                             Executive Vice President
                                             (Principal Financial Officer)
Dated: August 13, 1999

                                 Exhibit Index
                                 -------------


27   Financial Data Schedule