Form 10-K405/A
period 1999-01-01
HAMMONS JOHN Q HOTELS INC
filed 1999-08-30
CIK 930796

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                               (Amendment No. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     for the fiscal year ended January 1, 1999.
     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     for the transition period from _____________ to ___________.

                         Commission File Number 1-13486

                          John Q. Hammons Hotels, Inc.
                   (Exact name of Registrant as specified in its charter)

                  Delaware                                                             43-16950593
(State or other jurisdiction of incorporation or Organization)              (I.R.S. Employer Identification No.)

     300 John Q. Hammons Parkway, Ste. 900, Springfield, Missouri                         65806
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [  ]

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

Number of shares of the Registrant's Class A Common Stock outstanding as of March 19, 1998: 6,042,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the annual report to shareholders for the year ended January 1, 1999 are incorporated by reference into Part II.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of August, 1999.

                              JOHN Q. HAMMONS HOTELS, INC.

                              By:   /s/  Kenneth J. Weber
                                    -----------------------
                                    Director, Chief Financial Officer
                                    of John Q. Hammons Hotels, Inc.
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

No.       Title
---       ------

13.1      1998 Annual Report to Shareholders