Form 10-Q
period 1999-10-01
HAMMONS JOHN Q HOTELS INC
filed 1999-11-15
CIK 930796

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1999

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

Yes    X     No _______
    -------

Number of shares of registrant's Class A Common Stock outstanding as of November 9, 1999: 5,596,120

PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                     ASSETS


                                                           October 1, 1999        January 1, 1999
                                                           ---------------        ---------------
                                                             (Unaudited)             (Audited)
CURRENT ASSETS:
  Cash and equivalents                                        $   26,843              $  46,233
  Marketable securities                                           12,911                  6,533
  Receivables
    Trade, less allowance for doubtful accounts of $206            9,655                  8,852
    Construction reimbursements, and other                         2,416                  5,269
    Management fees                                                   85                     62
  Inventories                                                      1,154                  1,205
  Prepaid expenses and other                                         329                  1,089
                                                              ----------              ---------
               Total current assets                               53,393                 69,243

PROPERTY AND EQUIPMENT, at cost:
  Land and improvements                                           54,214                 47,982
  Buildings and improvements                                     659,240                605,586
  Furniture, fixtures and equipment                              262,508                239,648
  Construction in progress                                        68,567                 63,078
                                                              ----------              ---------
                                                               1,044,529                956,294
  Less-accumulated depreciation and amortization                (224,410)              (194,860)
                                                              ----------              ---------
                                                                 820,119                761,434

RESTRICTED CASH AND RECEIVABLES FROM
   PROPERTY DISPOSITIONS                                          25,591                 18,166
DEFERRED FINANCING COSTS, FRANCHISE
   FEES AND OTHER, net                                            27,231                 27,643
                                                              ----------              ---------
TOTAL ASSETS                                                  $  926,334              $ 876,486
                                                              ==========              =========



                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)

                             LIABILITIES AND EQUITY

                                                                 October 1, 1999             January 1, 1999
                                                               --------------------        -------------------
                                                                   (Unaudited)                  (Audited)
LIABILITIES:
 Current portion of long-term debt                                        $ 16,650                   $ 42,256
 Accounts payable                                                            8,272                     13,141
 Accrued expenses
     Payroll and related benefits                                            8,216                      6,843
     Sales and property taxes                                               14,504                      9,558
     Insurance                                                               8,992                     10,061
     Interest                                                                3,659                     12,540
     Utilities, franchise fees and other                                     7,534                      5,568
 Accrued dividends                                                              --                      2,936
                                                                          --------                   --------
          Total current liabilities                                         67,827                    102,903
Long-term debt                                                             808,548                    717,460
Other obligations and deferred revenue                                       9,676                     10,884
                                                                          --------                   --------
               Total liabilities                                           886,051                    831,247
                                                                          --------                   --------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED PARTNER UNITS                       25,153                     27,392
                                                                          --------                   --------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares
 authorized, none outstanding                                                   --                         --
Class A common stock, $.01 par value, 40,000,000 shares
 authorized in 1999 and 1998, 6,042,000 shares issued at
 October 1, 1999 and January 1, 1999, and 5,635,120 and
 6,042,000 shares outstanding at October 1, 1999 and
 January 1, 1999, respectively                                                  60                         60
Class B common stock, $.01 par value, 1,000,000 shares
 authorized, 294,100 shares issued and outstanding in 1999
 and 1998                                                                        3                          3

Paid-in capital                                                             96,373                     96,373
Retained deficit, net                                                      (79,593)                   (78,589)
Treasury stock, at cost, 406,880 shares at October 1, 1999                  (1,713)                        --
                                                                          --------                   --------
          TOTAL STOCKHOLDERS' EQUITY                                        15,130                     17,847
                                                                          --------                   --------
TOTAL LIABILITIES AND EQUITY                                              $926,334                   $876,486
                                                                          ========                   ========


                 See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (000's omitted, except share data)

                                                                         Three Months Ended                Nine Months Ended
                                                                    Oct. 1, 1999    Oct. 2, 1998     Oct. 1, 1999     Oct. 2, 1998
                                                                    ------------    ------------     ------------     ------------
                                                                     (Unaudited)     (Unaudited)     (Unaudited)       (Unaudited)
REVENUES:
  Rooms                                                              $   61,132      $   56,918       $  174,599       $  162,306
  Food and beverage                                                      21,802          20,168           70,001           64,361
  Meeting room rental and other                                           6,272           5,577           18,654           16,759
                                                                     ----------      ----------       ----------       ----------
     Total revenues                                                      89,206          82,663          263,254          243,426

OPERATING EXPENSES:
  Direct operating costs and expenses
     Rooms                                                               15,829          13,580           44,386           40,648
     Food and beverage                                                   16,321          14,912           49,428           46,457
     Other                                                                  907             874            2,764            2,663
  General, administrative and sales expenses                             27,638          25,491           79,532           73,066
  Repairs and maintenance                                                 3,784           3,417           11,115            9,930
  Depreciation and amortization                                          11,913          11,547           33,751           33,900
                                                                     ----------      ----------       ----------       ----------
     Total operating costs                                               76,392          69,821          220,976          206,664
                                                                     ----------      ----------       ----------       ----------
INCOME FROM OPERATIONS                                                   12,814          12,842           42,278           36,762

OTHER INCOME (EXPENSE)
 Gain on property disposition                                                --              --            2,365              238
 Interest income                                                          1,083             698            2,476            2,093
 Interest expense and amortization of deferred financing fees           (17,489)        (14,921)         (48,404)         (43,619)
                                                                     ----------      ----------       ----------       ----------

LOSS BEFORE MINORITY INTEREST, PROVISION FOR INCOME TAXES,
 EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                                               (3,592)         (1,381)          (1,285)          (4,526)
  Minority interest in losses of  partnership                             2,575             991              921            3,245
                                                                     ----------      ----------       ----------       ----------
LOSS BEFORE PROVISION FOR INCOME TAXES, EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     (1,017)           (390)            (364)          (1,281)

  Provision for income taxes                                                (30)            (40)            (120)            (115)
                                                                     ----------      ----------       ----------       ----------

LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                                    (1,047)           (430)            (484)          (1,396)
   Extraordinary item: Cost of extinguishment of debt, net of
     applicable tax benefit                                                  --            (148)              (5)            (518)
                                                                     ----------      ----------       ----------       ----------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          (1,047)           (578)            (489)          (1,914)
  Cumulative effect of change in accounting principle, net of
   applicable tax benefit                                                    --              --             (515)              --
                                                                     ----------      ----------       ----------       ----------
NET LOSS                                                             $   (1,047)     $     (578)      $   (1,004)      $   (1,914)
                                                                     ==========      ==========       ==========       ==========
BASIC AND DILUTED LOSS PER SHARE:

Loss before extraordinary item and cumulative effect
 of change in accounting principle                                   $    (0.17)     $    (0.07)      $    (0.08)      $    (0.22)
Extraordinary item                                                           --           (0.02)              --            (0.08)
Cumulative effect of change in accounting principle                          --              --            (0.08)              --
                                                                     ----------      ----------       ----------       ----------
Per share net loss allocable to company                              $    (0.17)     $    (0.09)      $    (0.16)      $    (0.30)
                                                                     ==========      ==========       ==========       ==========

Weighted average shares outstanding                                   6,029,958       6,336,100        6,145,325        6,336,100
                                                                     ==========      ==========       ==========       ==========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
            CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                           AND STOCKHOLDERS' EQUITY
                                (000's omitted)


                                                                  STOCKHOLDERS' EQUITY
                                                                  ---------------------

                                                Class A          Class B                           Company
                               Minority          Common           Common          Paid in         Retained       Treasury
                               Interest          Stock            Stock           Capital          Deficit         Stock      Total
                              ---------        --------         ---------        --------        ---------       --------     -----

BALANCE, January 1, 1999
(audited)                     $ 27,392          $   60            $    3          $ 96,373        $ (78,589)      $    --   $17,847
Net loss allocable to
 the company                        --              --                --               --            (1,004)           --    (1,004)
Minority interest in
 losses of partnership
 after extraordinary
 item and cumulative effect
 of change in accounting
 principle of $1,318            (2,239)             --                --               --               --             --        --
Treasury stock purchased            --              --                --               --               --         (1,713)   (1,713)
                              --------          ------            ------          --------         --------        --------  -------
BALANCE, October 1, 1999
(unaudited)                   $ 25,153          $   60            $    3          $ 96,373        $ (79,593)      $(1,713)  $15,130
                              ========          ======            ======          ========        =========       =======   =======


                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                           Nine Months Ended
                                                                October 1, 1999        October 2, 1998
                                                                ---------------        ---------------
                                                                  (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $  (1,004)              $  (1,914)
Adjustment to reconcile net loss to cash provided by
 operating activities-
  Minority interest in losses of partnership                              (921)                 (4,555)
  Depreciation, amortization and loan cost amortization                 35,178                  35,350
  Extraordinary item                                                         5                   1,828
  Cumulative effect of change in accounting principle                      515                      --
      Gain on sale of property and equipment                            (2,365)                   (238)
Changes in certain assets and liabilities
  Receivables                                                            2,027                  (4,312)
  Inventories                                                               51                    (103)
  Prepaid expenses and other                                               760                     695
  Accounts payable                                                      (4,869)                   (527)
  Accrued expenses                                                      (1,665)                 (5,800)
  Other obligations and deferred revenue                                (1,208)                  2,795
                                                                     ---------               ---------
              Net cash provided by operating activities                 26,504                  23,219
                                                                     ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net                             (96,396)               (103,415)
  Proceeds from dispositions of hotels                                   6,500                  39,387
  Restricted cash remaining from property dispositions                  (7,425)                 (2,039)
  Franchise fees and other                                              (3,028)                 (5,744)
  Purchase of marketable securities, net                                (6,378)                    (19)
                                                                     ---------               ---------
              Net cash used in investing activities                   (106,727)                (71,830)
                                                                     ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                               83,191                 223,390
 Repayments of debt                                                    (17,709)               (183,624)
 Distributions                                                          (2,936)                 (1,433)
 Purchase of treasury stock                                             (1,713)                     --
                                                                     ---------               ---------
              Net cash provided by financing activities                 60,833                  38,333
                                                                     ---------               ---------
Decrease in cash and equivalents                                       (19,390)                (10,278)
CASH AND EQUIVALENTS, beginning of period                               46,233                  41,961
                                                                     ---------               ---------
CASH AND EQUIVALENTS, end of period                                  $  26,843               $  31,683
                                                                     =========               =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION;
CASH PAID FOR INTEREST, net of amounts capitalized                   $  51,727               $  51,689
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

2.   GENERAL

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 1, 1999, which included financial statements for the fiscal years ended January 1, 1999, January 2, 1998, and January 3, 1997.

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

     In June, 1998, options to purchase 829,100 shares of common stock were issued at an exercise price of $7 3/8 per share. Concurrently, the Company canceled all unexercised outstanding options regardless of whether such options were vested. As of October 1, 1999, the outstanding options were not dilutive securities for the nine months then ended because the options' exercise price was greater than the average market price of the common shares. Since there are no dilutive securities, basic and diluted income (loss) per share are identical; thus, a reconciliation of the numerator and denominator is not necessary.

     During the nine months ended October 1, 1999, the Company purchased 406,880 shares for approximately $1.7 million. The Board of Directors has authorized total purchases of treasury shares in 1999 of $3.0 million dollars.

4.  NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities, including preopening expenses, to be expensed as incurred. The Company's past practice was to defer these expenses until a hotel commenced operations, at which time the costs, other than advertising costs that are expensed upon opening, were amortized over a one-year period. The Company adopted the provisions of this statement in the first quarter of fiscal 1999, and, as a result, cumulative unamortized preopening costs of $0.5 million were charged to expense, net of $1.3 million of minority interest.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the Financial Accounting Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 amends SFAS 133's effective date. SFAS 137 states the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Upon adoption of this statement, the Company anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

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

     On June 16, 1999, the Company completed the sale of an additional hotel property to an unrelated party for $6.5 million, resulting in a pre-tax gain of approximately $2.4 million. This hotel served as collateral under the 1994 first mortgage notes. Under the terms of this indenture, the Company must provide replacement collateral of equivalent value or apply the proceeds from the sale to amounts outstanding. The Company intends to provide replacement collateral in accordance with the indenture provisions.

     As of October 1, 1999, approximately $25.6 million of cash was restricted for the purpose of replacement collateral in accordance with the provisions of the indentures.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     For purposes of this discussion, the Company classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

     The Company announced on September 11, 1998, that it was ceasing new development activity except for the hotels under construction. As of October 1, 1999, the Company had three hotels under construction: Marriott Renaissance Hotel at the Charlotte, North Carolina airport; Renaissance Hotel in Oklahoma City, Oklahoma and Embassy Suites Hotel in Charleston, South Carolina. On April 15, 1999, the Company opened the Mesquite Hampton Inn and Suites Hotel. The Company opened the Coral Springs Radisson Plaza Hotel on May 1, 1999. On August 3, 1999, the Company opened the Embassy Suites Hotel, Grapevine, Texas, adjacent to the Bass Pro Shop's Outdoor World, near the Dallas-Fort Worth airport.

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

Results Of Operations -Three-Month Period Ended October 1, 1999

     The following discussion and analysis addresses results of operations for the quarters ended October 1, 1999 (the "1999 Quarter") and October 2, 1998 (the "1998 Quarter").

     For the 1999 Quarter, the Company's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $24.7 million, an increase of 1.2% compared to the 1998 Quarter EBITDA of $24.4 million. The Mature Hotels' EBITDA was $22.6 million in the 1999 Quarter, up 24.2% from $18.2 million in the 1998 Quarter primarily due to six hotels moving into the Mature Hotels category from the New Hotels category. The six hotels (Omaha Embassy Suites, Branson Chateau, Cary Embassy Suites, Charleston Embassy Suites, Kansas City Homewood and Little Rock Embassy Suites) that were included in New Hotels in 1998 and Mature Hotels in 1999 provided $4.8 million of EBITDA in the 1999 Quarter. As a percentage of total revenues EBITDA related to the Mature Hotels increased to 29.1% in the 1999 Quarter from 28.4% in the 1998 Quarter. The New Hotels' EBITDA for the 1999 Quarter was $(0.7) million compared to $3.2 million in the 1998 Quarter. This decrease was due primarily to the shift of six (6) hotels from New Hotels to Mature Hotels.

     Total revenues for the 1999 Quarter were $89.2 million, an increase of $6.5 million, or 7.9%, compared to the 1998 Quarter, primarily as a result of the continued growth of the New Hotels, including the four hotels opened in 1998, and the three hotels opened in 1999. The Company's Mature Hotels generated total revenues of $77.5 million in the 1999 Quarter, an increase of $13.3 million, or 20.7%, compared to the 1998 Quarter. The Company's New Hotels generated total revenues of $10.9 million during the 1999 Quarter compared to $17.8 million in the 1998 Quarter.

     Rooms revenues increased $4.2 million, or 7.4%, from the 1998 Quarter, but decreased slightly as a percentage of total revenues, to 68.5% from 68.9%. The dollar increase was primarily due to increased rooms revenues from the New Hotels and increases in the Company's average room rate to $94.64, a 3.0% increase compared to the 1998 Quarter average room rate of $91.89. In comparison, the average room rate for the hotel industry was $80.80 in the 1999 Quarter, up 4.1% from the 1998 Quarter. The Company's occupancy rate for both the 1999 Quarter and the 1998 Quarter was 66.4%. Occupancy for the hotel industry was 69.7% in the 1999 Quarter, down from 70.0%, in the 1998 Quarter. The Company's Revenue per Available Room was $62.86 in the 1999 Quarter, up 3.1% from $60.98 in the 1998 Quarter. RevPAR for the hotel industry was $56.29, up 4.0% from the 1998 Quarter.

     Food and beverage revenues increased $1.6 million, or 8.1%, compared to the 1998 Quarter, and remained stable as a percentage of total revenues, at 24.4%. Sales at the New Hotels with full food and beverage services accounted for the overall dollar increase in food and beverage revenues.

     Meeting room rental and other revenues increased $0.7 million, or 12.5%, from the 1998 Quarter, and increased as a percentage of revenues, to 7.0% from 6.7%. The majority of this increase related to sales at New Hotels as well as increased meeting convention business in the Mature Hotels.

     Rooms operating expenses increased $2.2 million, or 16.6%, compared to the 1998 Quarter, and increased as a percentage of rooms revenues to 25.9% from 23.9% in the 1998 Quarter. The increase related primarily to expenses for New Hotels. For the Mature Hotels, rooms operating expenses as a percentage of rooms revenues were 23.9% in the 1999 Quarter compared to 25.2% in the 1998 Quarter.

     Food and beverage operating expenses increased to $16.3 million compared to $14.9 million in the 1998 Quarter, and increased slightly as a percentage of food and beverage revenues, to 74.9% from 73.9%. The dollar increase was attributable to expenses associated with food and beverage revenues at the New Hotels.

     Other operating expenses remained stable at $0.9 million compared to the 1998 Quarter, but decreased as a percentage of meeting room rental and other revenues, to 14.5% from 15.7% in the same period of the prior year.

     General, administrative and sales expenses increased $2.1 million, or 8.4%, over the 1998 Quarter, and increased slightly as a percentage of revenues to 31.0% from 30.8%. The increase was primarily attributable to expenses associated with New Hotel development and a larger number of hotels in the 1999 Quarter. Approximately $0.8 million of preopening expenses were incurred and expensed in the 1999 Quarter.

     Repairs and maintenance expenses increased $0.4 million, or 10.7%, compared to the 1998 Quarter, and increased slightly as a percentage of revenues, to 4.2% from 4.1% in the 1998 Quarter.

     Depreciation and amortization expenses increased $0.4 million, or 3.2%, compared to the 1998 Quarter, but decreased as a percentage of revenues to 13.4% from 14.0%, in the 1998 Quarter. The dollar increase in depreciation and amortization is related to the New Hotels, as depreciation and amortization expenses are higher in the initial years of a New Hotel's operation.

     Income from operations remained stable at $12.8 million, compared to the 1998 Quarter, but decreased as a percentage of revenues, to 14.4% from 15.5%. Expenses related to opening the New Hotels, primarily general, administration and sales expenses, increased more rapidly than revenues from those New Hotels.

     Interest expense (net) increased $2.2 million, or 15.3%, from the 1998 Quarter, and increased as a percentage of total revenues to 18.4% from 17.2%. These increased costs reflected interest expense for the New Hotels.

     Loss before minority interest and provision for income taxes was $3.6 million in the 1999 Quarter, compared to $1.4 million in the 1998 Quarter. The increased loss was primarily attributable to higher interest expense, and, to a lesser extent, increased depreciation and amortization associated with the Company's New Hotels.

     Basic and diluted loss per share in the 1999 Quarter was $0.17 compared to $0.09 in the 1998 Quarter, which included an extraordinary charge of $0.02. The loss was driven primarily by fixed charges associated with the Company's New Hotels opened in 1999. The extraordinary charge in the 1998 Quarter related to early retirement of debt.

Results Of Operations-Nine-Month Period Ended October 1, 1999

     The following discussion addresses results of operations for the nine month periods ended October 1, 1999 (the "1999 Nine Months") and October 2, 1998 (the "1998 Nine Months").

     For the 1999 Nine Months, the Company's total EBITDA was $76.0 million, a 7.6% increase compared to the 1998 Nine Months EBITDA of $70.7 million. The Mature Hotels' EBITDA was $67.1 million in the 1999 Nine Months, up $11.9 million from the 1998 Nine Months, primarily due to six hotels moving to the Mature Hotels category from the New Hotels Category. The six hotels that were included in New Hotels in 1998 and in Mature Hotels in 1999 provided $12.5 million of EBITDA in the 1999 Nine Months.

     Total revenues increased to $263.3 million in the 1999 Nine Months from $243.4 million in the 1998 Nine Months, an increase of $19.9 million or 8.1%. The increase is primarily from the continued growth of New Hotels.

     Rooms revenues increased to $174.6 million in the 1999 Nine Months from $162.3 million in the 1998 Nine Months, an increase of $12.3 million or 7.6% as a result of increases in average room rates and total number of available rooms. Rooms revenues as a percentage of total revenues decreased slightly to 66.3% compared to 66.7% in the 1998 Nine Months. The Company's average room rate increased to $94.93 in the 1999 Nine Months from $91.31 in the 1998 Nine Months, an increase of $3.62 or 4.0%. Occupancy decreased slightly to 64.1% in the 1999 Nine Months from 64.2% in the 1998 Nine Months.

     Food and Beverage revenues increased to $70.0 million in the 1999 Nine Months from $64.4 million in the 1998 Nine Months, an increase of $5.6 million or 8.8%, and increased slightly as a percentage of total revenues to 26.6% from 26.4% in the 1998 Nine Months. The increase in revenues was attributable primarily to sales at the New Hotels, including at the additional full service hotels, and menu pricing adjustments.

     Meeting room rental and other revenues increased to $18.7 million in the 1999 Nine Months from $16.8 million in the 1998 Nine Months, an increase of $1.9 million or 11.3%. Meeting room rental and other revenues increased slightly as a percentage of total revenues to 7.1% from 6.9% in the 1998 Nine Months. The increases are primarily attributable to the New Hotels.

     Rooms operating expenses increased to $44.4 million in the 1999 Nine Months from $40.6 million in the 1998 Nine Months, an increase of $3.8 million or 9.2%. This expense represented 25.4% of rooms revenues in the 1999 Nine Months and 25.0% in the 1998 Nine Months. The increase relates to the hotels opened in the last twelve months.

     Food and beverage operating expenses increased to $49.4 million in the 1999 Nine Months from $46.5 million in the 1998 Nine Months, an increase of $2.9 million or 6.4%. These expenses decreased as a percentage of food and beverages revenues in the 1999 Nine Months, to 70.6%, from 72.2% in the 1998 Nine Months. Profit margins improved due to reductions in food and labor costs as a percentage of food and beverage revenues.

     Other operating expenses increased to $2.8 million in the 1999 Nine Months from $2.7 million in the 1998 Nine Months, an increase of $0.1 million, or 3.8%, but decreased as a percentage of meeting room rental and other income to 14.8% from 15.9%.

     General, administrative and sales expenses increased to $79.5 million in the 1999 Nine Months from $73.1 million in the 1998 Nine Months, an increase of $6.4 million, or 8.8%, and increased slightly as a percentage of total revenues to 30.2% from 30.0% in the 1998 Nine Months. The increase in these expenses was primarily the result of expenses associated with the opening of New Hotels. Approximately $2.7 million of pre-opening expenses were incurred and expensed in the 1999 Nine Months.

     Repairs and maintenance expenses increased to $11.1 million in the 1999 Nine Months from $9.9 million in the 1998 Nine Months, an increase of $1.2 million or 11.9%. The increase was a result of the increases in the total number of hotels open and rooms available.

     Depreciation and amortization expenses decreased slightly, to $33.8 million in the 1999 Nine Months from $33.9 million in the 1998 Nine Months, a decrease of $0.1 million or 0.4%. These expenses represented 12.8% of total revenues in the 1999 Nine Months compared to 13.9% of total revenues in the 1998 Nine Months. The depreciation and amortization decrease related to a change in accounting principle which required the Company to write off unamortized pre-opening costs in the 1999 Nine Months. In previous years, these amounts were deferred and amortized over a one-year period.

     Income from operations increased to $42.3 million in the 1999 Nine Months from $36.8 million in the 1998 Nine Months, an increase of $5.5 million or 15.0%. The increase was due to increased revenues and improved operating margins.

     Gain on property disposition was $2.4 million in the 1999 Nine Months and $0.2 million in the 1998 Nine Months. See Note 5 of Notes to Consolidated Financial Statements.

     Interest expense (net) increased to $45.9 million in the 1999 Nine Months from $41.5 million in the 1998 Nine Months, an increase of $4.4 million or 10.6%, reflecting hotels opened within the last year. As a percentage of total revenues, this expense increased to 17.4% in the 1999 Nine Months from 17.1% in the 1998 Nine Months.

     Loss before minority interest, provision for income taxes, extraordinary item and cumulative effect of change in accounting principle was $1.3 million in the 1999 Nine Months, compared to $4.5 million in the 1998 Nine Months.

     Basic and diluted loss per share in the 1999 Nine Months was $0.16, including an approximate $0.11 per share gain on the sale of a hotel in June 1999 and an $0.08 per share charge as the result of the change in accounting principle described above in Note 4 of the Notes to Consolidated Financial Statements, compared to a $0.30 loss in the 1998 Nine Months which included an extraordinary charge of $0.08 per share. The losses were driven by fixed charges associated with the Company's new hotels opened in 1998 and 1999.

Liquidity and Capital Resources

     In general, the Company has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity, and the issuance of industrial revenue bonds. The Company's principal uses of cash are to pay operating expenses, to service debt, to fund existing capital expenditures and new hotel development, and to make quarterly distributions to fund some of the taxes associated with income allocable to the partners.

     At October 1, 1999, the Company had $26.8 million of cash and equivalents and $12.9 million of marketable securities, compared to $46.2 million and $6.5 million, respectively, at the end of 1998. Total current assets at October 1, 1999, decreased $15.8 million, as the result of the decrease in cash and cash equivalents, partially offset by an increase in receivables. As of October 1, 1999, the Company also had $25.6 million of restricted cash which is available for replacement collateral in accordance with the terms of the 1994 and 1995
Note Indentures.

     Net cash provided by operating activities was $26.5 million for the 1999 Nine Months compared to $23.2 million for the 1998 Nine Months.

     At October 1, 1999, total debt was $825.2 million compared with $759.7 million at the end of 1998. The increase is attributable to the new hotels under construction and the newly-opened hotels. The current portion of long-term debt was $16.7 million, compared to $42.3 million at the end of 1998 due to refinancing of the Topeka Capitol Plaza Hotel and an extension of the maturity date on the Omaha Embassy Suites mortgage. The Company incurred net capital expenditures of approximately $96.4 million during the 1999 Nine Months and $103.4 million during the 1998 Nine Months. Of the $96.4 million incurred during the 1999 Nine Months, approximately $10.1 million was for capital improvements on existing hotel properties and approximately $86.3 million was for development of new hotels. During the remainder of 1999, the Company expects capital expenditures to total approximately $48.7 million, including approximately $5.4 million for capital improvements on existing hotels and approximately $43.3 million for continued new hotel development.

     As of October 1, 1999, the Company had three hotels under construction. The Company estimates the remaining building costs of these hotels will require additional capital expenditures of approximately $52.9 million during 1999 and 2000. Construction in progress at October 1, 1999 included $68.6 million expended for these projects and other hotel refurbishments. The Company has received loans and loan commitments for projects under construction in the amount of $78.8 million, with $51.4 million available, and expects the remaining 1999 capital requirements to be funded by cash, operating income and refinancing of certain existing hotels. Based upon current plans relating to the timing of new hotel development, loan draw schedules, and additional loans on unencumbered developments, the Company anticipates that its capital resources will be adequate to satisfy its 1999 capital requirements for the currently planned projects and normal recurring capital improvements.

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

     The Company has reviewed the effects of the upcoming Y2K on its computer systems and operations, as well as on those of the hotels it operates. The Company does not anticipate any material impact on its corporate operation, given that the current systems used are believed to be Y2K compliant except for its timekeeping and payroll systems which are being replaced, and are now currently scheduled for completion during November, 1999.

Corporate Systems

     Hardware-Computer systems were tested for Y2K compliance during the first quarter of 1998. Ninety percent of those systems not compliant were replaced by the end of the third quarter of 1998. The remaining systems were replaced during the fourth quarter of 1998.

     Software-All software systems were tested during the first quarter of 1998. Word processing and spreadsheet software packages were deemed materially compliant and will not be replaced. The accounting and payroll system was not Y2K compliant and was replaced during January 1998. Maintenance upgrades to the accounting and payroll systems are scheduled for implementation during the fourth quarter of 1999.

Hotel Systems

     Hardware-Testing of Company owned computer hardware was started during the first quarter of 1998. All systems have been tested and those systems deemed not Y2K compliant have been identified and have either been replaced or are scheduled to be replaced with equipment currently on order.

     Software-Bass Hotels and Resorts use the Encore Property Management System. The current version has been updated and is now materially Y2K compliant. During testing, some hardware issues have been identified. BIOS patches from IBM were tested to correct these issues and these patches will be installed during the fourth quarter. No expense to the Company is anticipated at this time.

     Promus Hotels, Inc. uses the System21 Property Management System. This system is Y2K compliant.

     Radisson Hotels and some Company hotels use the Fidelio Property Management System. The current version of this software is Y2K compliant. The operating system on the file servers will be compliant with the installation of software patches at no expense to the Company. During the third quarter, some hardware was replaced to maintain current levels of technology. The total amount of expense to the Company was less than $50,000. These systems were scheduled for upgrade in the year 2000 independent of the Y2K situation.

     Other Company hotels use the Multi-Systems, Inc. Property Management System. This system is Y2K compliant. Independent of Y2K issues, some of these properties implemented hardware upgrades to maintain technology levels during the third quarter. The total cost to the Company for these expenses was less than $30,000.

Embedded Systems

     Non-Critical-Fax machines, copiers and similar equipment are generally leased. The majority of these devices have been tested and deemed Y2K compliant. Those failing the Y2K testing will be replaced by the lessor during 1999 under current leasing agreements as required in order to be Y2K compliant.

     Critical-Systems in this category include elevators, fire control, security, energy management, credit card processing and telecommunications. The Company has completed initial testing and will continue to evaluate these systems during the rest of 1999. Systems requiring modifications to be Y2K compliant have been identified and have been upgraded or replaced. Continued testing and evaluation of these systems will continue during the fourth quarter.

Timekeeping and Payroll Systems

     The Company currently uses Time Resource Management software from ADP for timekeeping. The currently installed version of this software is not Y2K compliant and was scheduled for replacement during the third quarter of 1999. Delays related to training and testing required moving the installation to November, 1999. Payroll processing is out-sourced and a Y2K compliance certificate from the processor is on file.

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

     Field Testing-The Company or its authorized vendors began conducting Y2K compliance field testing during the fourth quarter of 1998 and will continue testing and evaluation throughout the year 2000.

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

Hotels

Information Technology

     Bass Hotels & Resorts-The Company has upgraded hardware and software systems over the last two years that were required from a technology standpoint. Y2K compliance was an ancillary benefit of these upgrades. Some additional hardware upgrades are expected to occur during the fourth quarter of 1999. These expenses are expected to be less than $10,000.

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

Hotels

Information Technology

     Bass Hotels & Resorts-Hotels operating under this flag (fifteen hotels) will incur minimal costs to replace some computer systems. Average cost per hotel is estimated to be less than $10,000. Hardware requirements will be offset with the transfer of existing Y2K compliant hardware from other hotels that are receiving technology-driven upgrades.

     Promus Hotels, Inc.-Hotels operating under this flag (eighteen hotels) have received new hardware and software as part of a technology and Y2K compliant upgrade. The estimated total cost for this upgrade is approximately $625,000, which the Company plans to acquire by purchasing and/or leasing.

     The balance of the Company's hotels have budgeted approximately $400,000 in capital funds for technology replacements and Y2K compliance issues.

     Embedded Systems-Final evaluation of these systems has not been completed at this time. No major replacements are expected based upon the results of early testing.

Risk Factors

     Information Technology-Based upon current testing results and evaluation of those results, it is believed that all hardware and software systems in the Company's corporate office and hotels are Y2K compliant.

     Embedded Systems-Analysis of all embedded systems has been completed. Testing and evaluation will continue during the fourth quarter of 1999. Risk to the operation of the Company is considered to be low.

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

     Embedded Systems-Contingency plans have been finalized and testing successfully concluded during the third quarter of 1999. All known embedded systems can be manually over-ridden if necessary, in the event of a failure due to a Y2K issue.

     Vendors and Suppliers-The Company will use alternative vendors and suppliers in the event any one strategic vendor or supplier is incapable of operating as a result of a Y2K compliance issue. The Company maintains a list of alternative vendors and suppliers. These vendors and suppliers will be certified as Y2K compliant in the event their services are required.

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

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

     The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Company are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company's long-term fixed and variable rate debt obligations as of October 1, 1999:

                                                Expected Maturity Date
                                                     (in millions)
                                                                                             Fair
                                                                            There-           Value
                                  1999(d)   2000    2001    2002  2003       after   Total    (e)
Long-Term Debt               (a)

$300 Million 1st Mortgage
 Notes                          $   -     $   -    $   -   $   -   $   -      $300    $300    $313
  Average interest rate      (b)   8.9%      8.9%     8.9%    8.9%    8.9%     8.9%    8.9%

$90 Million 1st Mortgage Notes  $   -     $   -    $   -   $   -   $   -      $ 90    $ 90    $ 94
   Average interest rate     (b)   9.8%      9.8%     9.8%    9.8%    9.8%     9.8%    9.8%

Other fixed-rate debt
 obligations                    $   6     $   6    $  13   $  53   $  24      $230    $332    $332
   Average interest rate     (b)   8.4%      8.4%     8.2%    8.8%    8.6%     8.6%    8.6%

Other variable-rate debt
 obligations                    $   1     $  11    $  22   $   1   $  15      $ 53    $103    $103
   Average interest rate     (c)   8.1%      8.1%     8.1%    8.1%    8.1%     8.1%    8.1%

(a)  Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of October 1, 1999, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs

(d) The 1999 balances include actual and projected principal repayments and weighted average interest rates for the year.

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

                         JOHN Q. HAMMONS HOTELS, INC.

                         By:   /s/   John Q. Hammons
                            -------------------------
                              John Q. Hammons
                              Chairman, Founder, and
                              Chief Executive Officer


                         By:   /s/   Kenneth J. Weber
                            -------------------------
                              Kenneth J. Weber
                              Chief Financial Officer and
                              Executive Vice President
                              (Principal Financial Officer)



Dated: November 12, 1999

                                 Exhibit Index
                                 -------------

27   Financial Data Schedule