Form 10-K405
period 1999-12-31
HAMMONS JOHN Q HOTELS INC
filed 2000-03-30
CIK 930796

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
     OR
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to __________________

                        Commission File Number 1-13486

                         JOHN Q. HAMMONS HOTELS, INC.
            (Exact Name of Registrant as specified in its charter)

             Delaware                                    43-16950593
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)
  300 John Q. Hammons Parkway, Ste. 900
        Springfield, Missouri                                65806
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (417) 864-4300

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
     -------------------            -----------------------------------------
    Class A Common Stock                    American Stock Exchange
  $.01 par value per share

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---
     The aggregate market value of the approximately 3,798,913 shares of Class A Common Stock held by non-affiliates of the Registrant was $15,195,652 based on the closing price on the American Stock Exchange for such stock on March 13, 2000.

     Number of shares of the Registrant's Class A Common Stock outstanding as of March 13, 2000: 5,189,320.

                      Documents Incorporated by Reference

     Portions of the annual report to shareholders for the year ended December 31, 1999 are incorporated by reference into Part II. Portions of the proxy statement for the annual shareholders meeting to be held on May 2, 2000 are incorporated by reference into Part III.

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

Overview

     The Company is a leading independent owner, manager and developer of affordable upscale hotels in capital city, secondary and airport markets. The Company owns 45 hotels located in 19 states, containing 11,067 guest rooms or suites (the "Owned Hotels"), including four new hotels opened in 1999. The Company also manages five additional hotels located in two states, containing 1,136 guest rooms (the "Managed Hotels"). One of the Managed Hotels, a Days Inn Hotel, was closed in December, 1999. On December 31, 1999, the Company also owned two upscale hotels at various stages of development, which opened during 2000. The Company's existing Owned Hotels and Managed Hotels (together, the "JQH Hotels") operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the Company's hotels are near a state capitol, university, airport or corporate headquarters, plant or other major facility and generally serve markets with populations of up to 300,000 people (or larger populations in the case of airport markets and many of the markets in which the Company has developed new hotels over the past several years).

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

     The JQH Hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. Each of the JQH Hotels is individually designed by the Company, and most contain an impressive multi-storied atrium, with water features and lush plantings, expansive meeting space, large guest rooms or suites and comfortable lounge areas. The Company believes that these design features enhance guest comfort and safety and increase the value perceived by the guest. The JQH Hotels' meeting facilities can be readily adapted to accommodate both larger and smaller meetings, conventions and trade shows. The 17 Holiday Inn JQH Hotels are affordably priced hotels designed to attract the business and leisure traveler desiring quality accommodations, including meeting facilities, in-house restaurants, cocktail lounges and room service. The 14 Embassy Suites JQH Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services. The JQH Hotels also include five non-franchise hotels, three Radissons, two Hampton Inn & Suites, two Marriotts, two Homewood Suites, one Crowne Plaza, one Sheraton and two Renaissance Hotels. Four of the non-franchise hotels have the word "Plaza" in their names, and the other non-franchise hotel is a resort hotel. The Company determines which brand of hotel to develop depending upon the demographics of the market to be served.

     Management of the JQH Hotels is coordinated from the Company's headquarters in Springfield, Missouri by its senior management team. Six Regional Vice Presidents and one District Director are responsible for supervising a group of General Managers of JQH Hotels in day-to-day operations. Centralized management services and functions include development, design, sales and marketing, purchasing and financial controls. Through these centralized services, significant cost savings are realized due to economies of scale.

     The Company conducts all of its business operations through the Partnership and its subsidiaries. Mr. Hammons beneficially owns all 294,100 shares of Class B Common Stock of the Company, representing

73.5% of the combined voting power of both classes of the Company's Common Stock. The Company is the sole general partner of the Partnership through its ownership of all 6,336,100 general partner units (the "GP Units"), representing 28.31% of the total equity in the Partnership. Mr. Hammons beneficially owns all 16,043,900 limited partnership units of the Partnership (the "LP Units"), representing 71.69% of the total equity in the Partnership. The Class A Common Stock of the Company represents 24.5% of the total equity of the Partnership, and the Class B Common Stock and LP Units beneficially owned by Mr. Hammons represent 75.5% of the total equity in the Partnership. Mr. Hammons is also the beneficial owner of 244,300 shares of Class A Common Stock.

     The Company's executive offices are located at 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806 and its telephone number is (417) 864-4300. The Company is a Delaware corporation that was formed on September 29, 1994.

Development

     The Company announced on September 11, 1998 that it was ceasing new development activity, except for the hotels then under construction. The Company currently has no hotels under construction. The following table sets forth information as to the hotels opened after December 31, 1999:

                                                     Number of
                                                    ------------
Location                            Franchise/Name  Rooms/Suites         Description             Completion Date
--------                            --------------  ------------         -----------             ---------------

Oklahoma City, OK                   Renaissance         311              Atrium; Convention      Opened January 29, 2000
                                                                         Center
Charleston, SC                      Embassy Suites      255              Atrium; Convention      Opened February 18, 2000
                                                                         Center

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

     On June 16, 1999, the Holiday Inn Express Hotel and Conference Center in Joliet, Illinois was sold to an unrelated party for $6.5 million, resulting in a gain of approximately $2.4 million. This hotel served as collateral under the 1994 first mortgage notes. Under the terms of this indenture, the Company must provide replacement collateral of equivalent value or apply the proceeds from the sale to amounts outstanding. The Company provided replacement collateral in accordance with the indenture provisions.

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

Operations

     Management of the JQH Hotels network is coordinated by the Company's senior management team at the Company's headquarters in Springfield, Missouri. The management team is responsible for managing the day-to-day financial needs of the Company, including the Company's internal accounting audits. The Company's management team administers insurance plans and business contract review, oversees the financial budgeting and forecasting for the JQH Hotels, analyzes the financial feasibility of new hotel developments, and identifies new systems and procedures to employ within the JQH Hotels to improve efficiency and profitability. The management team also coordinates each JQH Hotel's sales force, designing sales training programs, tracking future business under contract, and identifying, employing and monitoring marketing programs aimed at specific target markets. The management team is indirectly responsible for interior design of all hotels and each hotel's product quality, and directly oversees the detailed refurbishment of existing operations. The overall management of the JQH Hotels is coordinated by the central management team through six Regional Vice Presidents and one District Director responsible for guiding the General Managers of each JQH Hotel in day-to-day operations.

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

     Creating operating, cost and guest service efficiencies in each hotel is a top priority to the Company. With a total of 50 hotels under management, the Company is able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under its management, the Company is able to secure volume pricing from its vendors that is not available to smaller hotel companies. The Company employs a systems trainer who is responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced.

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

Sales and Marketing

     The Company's marketing strategy is to market the JQH Hotels both through national marketing programs and local sales managers and a director of sales at each of the JQH Hotels. While the Company makes periodic modifications to the concept in order to address differences and maintain a sales organization structure based on market needs and local preferences, it generally utilizes the same major campaign concept throughout the country. The concepts are developed at its management headquarters while the modifications are implemented by the JQH Hotels Regional Vice Presidents, District Director and local sales force, all of whom are experienced in hotel marketing. The sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel's competitive needs. In addition, the local sales force is responsible for developing and implementing marketing programs targeted at specific customer segments within each market. The Company requires that each of its sales managers complete an extensive sales training program. Before finishing the program, the sales manager must successfully complete certifications in three development phases.

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

Regulations and Insurance

     General. A number of states regulate the licensing of hotels and restaurants including liquor license grants by requiring registration, disclosure statements and compliance with specific standards of conduct. In addition, various federal and state regulations mandate certain disclosures and practices with respect to the sales of license agreements and the licensor/licensee relationship. The Company believes that each of the JQH Hotels has the necessary permits and approvals to operate its respective businesses. To supplement the Company's self insurance programs, umbrella, property, auto, commercial liability and worker's compensation insurance is provided to the JQH Hotels under a blanket policy. Insurance expenses for the JQH Hotels were approximately $6.2 million, $2.2 million and $1.1 million in 1997, 1998 and 1999, respectively. During 1999, the Company realized continued favorable trends in insurance expense as a result of claim experience and rate improvements and a favorable buyout of several prior self-insured years. The Company believes that the JQH Hotels are adequately covered by insurance.

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

Employees

     The Company employs approximately 8,000 full time employees, approximately 300 of whom are members of labor unions. The Company believes that labor relations with employees are good.

Management

     The following is a biographical summary of the experience of the executive officers and other key officers of the Company.

     John Q. Hammons is the Chairman, Chief Executive Officer, a director and founder of the Company. Mr. Hammons has been actively engaged in the development, management and acquisition of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed 85 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites trade names.

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

     Kent S. Foster is Vice President, Human Resources of the Company. He joined the Company in 1999 from Dayco Products, Inc. in Michigan where he served as Director and Manager, Human Resources. Prior thereto, Mr. Foster served as Assistant Vice President and Director, Human Resources, for Great Southern Savings & Loan Association, Springfield, Missouri.

     William T. George, Jr., is Vice President, Capital Planning and Asset Protection of the Company. He joined the Company in 1994 from Promus Hotel Corporation, where he had been director of capital refurbishment.

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

Item 2.  Properties.

     The Company leases its headquarters in Springfield, Missouri from a Missouri general partnership of which Mr. Hammons is a 50% partner. In 1999, the Company made aggregate annual lease payments of approximately $234,000 to such Missouri general partnership. The Company leases from John Q. Hammons the real estate on which two of the Company's hotels are located. These leases are more fully described in Item 13 "Certain Relationships and Related Transactions." The Company owns the land on which 33 of the Owned Hotels are located, while ten of the Owned Hotels are subject to long-term ground leases.

Description of Hotels - General

     The JQH Hotels are located in 20 states and contain a total of 12,203 rooms. The JQH Hotels operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the JQH Hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

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

     The Company retains responsibility for all aspects of the day-to-day management of each of the JQH Hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels owned by the Company. The Company typically refurbishes individual hotels every four to six years, and has spent an average per year of $20.3 million in the last four years on the Owned Hotels. During 2000, the Company expects to spend approximately $19.1 million on refurbishment of the Owned Hotels.

Owned Hotels

     The Owned Hotels consist of 45 hotels, which are located in 19 states and contain a total of 11,067 guest rooms or suites. The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each Owned Hotel:


                                                              Number of
                                                             ------------
Location                      Franchise/Name                 Rooms/Suites            Description                    Opening Date
----------------------------  -----------------------------  ------------  ----------------------------------       ------------
Montgomery, AL                Embassy Suites                          237  Atrium;                                          8/95
                                                                           Meeting Space:      15,000 sq. ft.  (c)
Tucson, AZ                    Holiday Inn                             299  Atrium;                                         11/81
                                                                           Meeting Space:      14,000 sq. ft.
Tucson, AZ                    Marriott                                250  Atrium;                                         12/96
                                                                           Meeting Space:      11,500 sq. ft.
Little Rock, AR               Embassy Suites                          251  Atrium;                                          8/97
                                                                           Meeting             14,000 sq. ft.
                                                                           Space
Springdale, AR                Holiday Inn                             206  Atrium;                                          7/89
                                                                           Meeting Space:      18,000 sq. ft.
                                                                           Convention Center:  29,280 sq. ft.
Springdale, AR                Hampton Inn & Suites                    102  Meeting                400 sq. ft.              10/95
                                                                           Space:
Bakersfield, CA               Holiday Inn Select                      259  Meeting Space:       9,735 sq. ft.  (c)          6/95
Monterey, CA                  Embassy Suites                          225  Meeting Space:      13,700 sq. ft.              11/95
Sacramento, CA                Holiday Inn                             364  Meeting Space:       9,000 sq. ft.               8/79
San Francisco, CA             Holiday Inn                             279  Meeting Space:       9,000 sq. ft.               6/72
Denver, CO(a)                 Holiday Inn (International              256  Atrium;                                         10/82
                              Airport)                                     Trade Center:       66,000 sq. ft.  (b)

Denver, CO                    Holiday Inn (Northglenn)                236  Meeting Space:      20,000 sq. ft.              12/80
Fort Collins, CO              Holiday Inn                             259  Atrium;                                          8/85
                                                                           Meeting Space:      12,000 sq. ft.
Coral Springs, FL             Radisson Plaza                          224  Atrium;              5,326 sq. ft.               5/99
                                                                           Convention Center:  12,800 sq. ft.
St. Augustine, FL             World Golf Village Resort               300  Atrium;                                          5/98
                                                                           Convention Center:  40,000 sq. ft.
Tampa, FL                     Embassy Suites                          247  Atrium;                                          1/98
                                                                           Meeting Space:      18,000 sq. ft.
Cedar Rapids, IA              Collins Plaza                           221  Atrium;                                          9/88
                                                                           Meeting Space:      11,250 sq. ft.
Davenport, IA                 Radisson                                221  Meeting Space:       7,800 sq. ft.  (c)         10/95
Des Moines, IA                Embassy Suites                          234  Atrium;                                          9/90
                                                                           Meeting Space:      13,000 sq. ft.
Des Moines, IA                Holiday Inn                             288  Atrium;                                          1/87
                                                                           Meeting Space:      15,000 sq. ft.
Topeka, KS                    Capitol Plaza                           224  Atrium;                                          8/98
                                                                           Convention Center:  26,000 sq. ft.
Bowling Green, KY             University Plaza                        218  Meeting Space:       4,000 sq. ft.  (c)          8/95
Branson, MO                   Chateau on the Lake                     301  Atrium;                                          5/97
                                                                           Meeting Space:      40,000 sq. ft.
Jefferson City, MO            Capitol Plaza                           255  Atrium;                                          9/87
                                                                           Meeting Space:      14,600 sq. ft.
Joplin, MO                    Holiday Inn                             262  Atrium;                                          6/79
                                                                           Meeting Space:       8,000 sq. ft.
                                                                           Trade Center:       32,000 sq. ft.  (b)

Kansas City, MO(a)            Embassy Suites                          236  Atrium;                                          4/89
                                                                           Meeting Space:      12,000 sq. ft.
Kansas City, MO               Homewood Suites                         117  Extended Stay                                    5/97
Springfield, MO               Holiday Inn                             188  Atrium;                                          9/87
                                                                           Meeting Space:       3,020 sq. ft.
Omaha, NE                     Embassy Suites                          249  Atrium;                                          1/97
                                                                           Meeting Space:      13,000 sq. ft.
Reno, NV                      Holiday Inn                             283  Meeting Space:       8,700 sq. ft.               2/74

Albuquerque, NM               Holiday Inn                             311  Atrium;                                         12/86
                                                                           Meeting Space:      12,300 sq. ft.
Charlotte, NC                 Renaissance Suites                      275  Atrium;                                         12/99
                                                                           Meeting Space:      17,400 sq. ft.
Greensboro, NC(a)             Embassy Suites                          219  Atrium;                                          1/89
                                                                           Meeting Space:      10,250 sq. ft.
Greensboro, NC(a)             Homewood Suites                         104  Extended Stay                                    8/96
Raleigh-Durham, NC            Embassy Suites                          273  Atrium;                                          9/97
                                                                           Meeting Space:      20,000 sq. ft.
Portland, OR(a)               Holiday Inn                             286  Atrium;                                          4/79
                                                                           Trade Center:       37,000 sq. ft.  (b)
Portland, OR(a)               Embassy Suites                          251  Atrium;                                          9/98
                                                                           Meeting Space:      11,000 sq. ft.
Columbia, SC                  Embassy Suites                          214  Atrium;                                          3/88
                                                                           Meeting Space:      13,000 sq. ft.
Greenville, SC                Embassy Suites                          268  Atrium;                                          4/93
                                                                           Meeting Space:      20,000 sq. ft.
Beaumont, TX                  Holiday Inn                             253  Atrium;                                          3/84
                                                                           Meeting Space:      12,000 sq. ft.
Dallas/Ft. Worth Airport,     Embassy Suites                          329  Atrium;                                          8/99
 TX (a)                                                                    Meeting Space:      18,900 sq. ft.

Houston, TX(a)                Radisson                                288  Atrium;                                         12/85
                                                                           Meeting Space:      14,300 sq. ft.
Mesquite, TX                  Hampton Inn Suites                      160  Meeting Space:      21,200 sq. ft.               4/99
                                                                           Convention Center:  35,100 sq. ft.  (c)
Charleston, WV                Embassy Suites                          253  Atrium;                                         12/97
                                                                           Meeting Space:      14,600 sq. ft.
Madison, WI                   Marriott                                292  Atrium;                                         10/85
                                                                           Meeting Space:      15,000 sq. ft.  (b)
                                                                           Convention Center:  50,000 sq. ft.

________________________

(a)  Airport location
(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which are owned by the Company.

(c)  Large civic center is located adjacent to hotel.

Managed Hotels

     The Managed Hotels consist of five hotels (three Holiday Inns, one Sheraton and one Days Inn, which closed in December 1999) located in two states (Missouri and South Dakota), and contain a total of 1,136 guest rooms. Mr. Hammons directly owns four of these five hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he has a 50% interest. Jacqueline Dowdy, a director and officer of the Company, and Lonnie A. Funk, an employee of the Company, each own a 25% interest in this entity. Mr. Funk acquired his interest from Daniel L. Earley in April, 1999. There is a convention and trade center adjacent to three of the Managed Hotels.

     The Company provides management services to the Managed Hotels within the guidelines contained in annual operating and capital plans submitted to the hotel owner for review and approval during the final 30 days of the preceding year. The Company is responsible for the day-to-day operations of the Managed Hotels. While the Company is responsible for the implementation of major refurbishment and repairs, the actual cost of such refurbishments and repairs is borne by the hotel owner. The Company earns a fee based on the size of the project. The Company earns an annual management fee of 3% to 5% of the hotel's gross revenues. Each of the Managed Hotels' management contracts is for an initial term of 20 years, which automatically extends for four periods of five years, unless otherwise canceled. The Company has received an option from Mr. Hammons or entities controlled by him to purchase each of the Managed Hotels.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.
                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

     The Company's Class A common stock (the "Class A Common Stock") has been listed on the New York Stock Exchange from November 23, 1994 until February 28, 2000 under the symbol "JQH." Effective February 28, 2000, the Class A Common Stock began trading on the American Stock Exchange under the symbol "JQH".

                  Stock Price Per Share
                     High        Low
1998
First Quarter       $8-15/16   $7-11/16
Second Quarter      $8         $6-13/16
Third Quarter       $7-3/16    $3-11/16
Fourth Quarter      $4-1/2     $3-3/16

1999
First Quarter       $5-1/2     $3-9/16
Second Quarter      $4-7/16    $3-1/2
Third Quarter       $4-1/2     $3-3/4
Fourth Quarter      $4-3/16    $3-5/16

On March 13, 2000, there were approximately 300 holders of record of the Class A Common Stock then outstanding. Based on the number of annual reports requested by brokers, the Company estimates that it has approximately 2,500 beneficial owners of its Class A Common Stock. On March 13, 2000, the last reported sale price of the Class A Common Stock on the AMEX was $4.00.

Item 6.  Selected Financial Data.

     The information required by this item is hereby incorporated by reference to the material appearing in the 1999 Annual Report to Shareholders (the "Annual Report to Shareholders"), filed as Exhibit 13.1 hereto, under the caption "Selected Financial Data."

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 2, 2000 (the "Proxy Statement") under the caption "Election of Directors." Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Management." The information included in the Proxy Statement under the caption "16(a) Beneficial Ownership Reports" is hereby incorporated by reference.

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

                                    PART IV

Item 14. Exhibits, Financial Schedules, and Reports on Form 8-K.

14(a)(1)  Financial Statements

            Report of Independent Public Accountants

            Consolidated Balance Sheets at Fiscal 1999 Year-End and Fiscal 1998 Year-End

            Consolidated Statements of Operations for the 1999, 1998, and 1997 Fiscal Years

            Consolidated Statements of Changes In Minority Interest and Stockholders Equity (Deficit) for Fiscal 1999, 1998, and 1997.

            Consolidated Statements of Cash Flows for Fiscal 1999, 1998, and
            1997.

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

14(b) Reports on Form 8-K
      No reports on Form 8-K were filed during the quarter ended December 31, 1999.

 14(c) Exhibits

      Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated by reference.

14(d) Financial Statements

      None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 29th day of March, 2000.


                              JOHN Q. HAMMONS HOTELS, INC.

                              By: /s/ John Q. Hammons
                                 --------------------
                                John Q. Hammons
                                Chairman and Founder

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities at John Q. Hammons Hotels, Inc. on March 29, 2000.

          Signatures                                                    Title
------------------------------  ------------------------------------------------------------------
 /s/ John Q. Hammons            Chairman and Founder of John Q. Hammons Hotels, Inc.
------------------------------  (Principal Executive Officer)
John Q. Hammons
/s/ Kenneth J. Weber            Director, Chief Financial Officer of John Q. Hammons, Hotels, Inc.
------------------------------  (Principal Financial and Accounting Officer)
Kenneth J. Weber
 /s/ Jacqueline A. Dowdy        Director, Secretary of John Q. Hammons Hotels, Inc.
------------------------------
Jacqueline A. Dowdy
 /s/ William J. Hart            Director of John Q. Hammons Hotels, Inc.
------------------------------
William J. Hart
 /s/ Daniel L. Earley           Director of John Q. Hammons Hotels, Inc.
------------------------------
Daniel L. Earley
 /s/ James F. Moore             Director of John Q. Hammons Hotels, Inc.
------------------------------
James F. Moore
 /s/ John E. Lopez-Ona          Director of John Q. Hammons Hotels, Inc.
------------------------------
John E. Lopez-Ona
 /s/ David C. Sullivan          Director of John Q. Hammons Hotels, Inc.
------------------------------
David C. Sullivan
 /s/ Donald H. Dempsey          Director of John Q. Hammons Hotels, Inc.
------------------------------
Donald H. Dempsey




                                 EXHIBIT INDEX

           No.  Title                                                                                           Page
           ---  -----                                                                                           ----
          *3.1  Restated Certificate of Incorporation of the Company
          *3.2  Bylaws of the Company, as amended
          *3.3  Second Amended and Restated Agreement of Limited Partnership of the Partnership
          *3.4  Certificate of Limited Partnership of the Partnership, filed with the Secretary of State of the State of Delaware
          *3.5  Agreement of Limited Partnership of John Q. Hammons Hotels Two, L.P.
          *3.6  Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of the
                Partnership
         **3.7  Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of the
                Partnership
         *10.1  1994 Note Indenture
        **10.2  1995 Note Indenture
         *10.3  Holiday Inn License Agreement
         *10.4  Embassy Suites License Agreement
         *10.5  Form of Option Purchase Agreement
         *10.6  Collective Bargaining Agreement between East Bay Hospitality Industry Association, Inc. and
                Service Employee's International Union
         10.6a  Collective Bargaining Agreement between Hotel Employee and Restaurant Employee Union Local
                49 and Holiday Inn Sacramento--Capitol Plaza, for 06/01/98 to 5/31/01
      ****10.7  Employment Agreement between John Q. Hammons Hotels, Inc. and Debra M. Shantz dated as of
                May 1,1995 as amended on October 31, 1997.
         *10.8  Letter Agreement re: Hotel Financial Services for Certain Hotels Owned and Operated by John
                Q. Hammons or JQH Controlled Companies
      ***10.9a  John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq. ft.)
      ***10.9b  John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq. ft.)
      ***10.9c  John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq. ft.)
      ***10.9d  John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq. ft.)
        *10.11  Triple Net Lease
        *10.12  Lease Agreement between John Q. Hammons and John Q. Hammons Hotels, L.P.
     ****10.13  Employment Agreement between John Q. Hammons Hotels, Inc. and Kenneth J. Weber dated as of
                April 27, 1998
     ***10.15a  Ground lease between John Q. Hammons and John Q. Hammons-Branson, L.P. - (Chateau on the
                Lake, Branson, Missouri)
     ***10.15b  Ground lease between John Q. Hammons and John Q. Hammons-Hotels Two, L.P. - (Little Rock,
                Arkansas)
        *10.17  Operating Agreement of Rivercenter Plaza Development Co., L.C., an Iowa limited liability company
        *10.18  1994 Stock Option Plan
     ****10.19  1999 Non-Employee Director Stock and Stock Option Plan
          12.1  Computations of Ratio of Earnings to Fixed Charges of the Company
          13.1  1999 Annual Report to Shareholders
         *21.1  Subsidiaries of the Company
          23.1  Consent of Arthur Andersen LLP
            27  Financial Data Schedule

--------------------
* Incorporated by reference to the same numbered exhibit in the Company's Registration Statement on Form S-1, No. 33-84570.
** Incorporated by reference to the partnership's Registration Statement on Form S-4, No. 33-99614.
*** Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 3, 1997.
**** Incorporated by reference to the same numbered exhibit in the Company's
     Annual Report on Form 10-K for the Fiscal Year Ended January 1, 1999.