Form 10-K405/A
period 1999-12-31
HAMMONS JOHN Q HOTELS INC
filed 2000-04-05
CIK 930796

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                               (Amendment No. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     for the fiscal year ended December 31, 1999.
     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     for the transition period from _____________ to ___________.

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the 3,798,913 shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $15,195,652 based on the closing price on the New York Stock Exchange for such stock on March 13, 2000.

Number of shares of the Registrant's Class A Common Stock outstanding as of March 13, 2000: 5,189,320.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the annual report to shareholders for the year ended December 31, 1999 are incorporated by reference into Part II.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of April, 2000.

                              JOHN Q. HAMMONS HOTELS, INC.

                              By:   /s/  Kenneth J. Weber
                                    -----------------------
                                    Director, Chief Financial Officer
                                    of John Q. Hammons Hotels, Inc.
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

No.       Title
---       ------

10.6a Collective Bargaining Agreement between Hotel Employee and Restaurant Employee Union Local 49 and Holiday Inn Sacramento--Capitol Plaza, for 06/01/98 to 5/31/01

13.1      1999 Annual Report to Shareholders