Form 10-Q
period 2000-03-31
HAMMONS JOHN Q HOTELS INC
filed 2000-05-12
CIK 930796

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                      OR

[-]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes    X     No _______
    -------

Number of shares of Registrant's Class A Common Stock outstanding as of May 10, 2000: 5,187,620

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                    ASSETS


                                                                               March 31, 2000        December 31, 1999
                                                                             -----------------     ---------------------
                                                                                 (Unaudited)             (Audited)
CURRENT ASSETS:
CASH AND EQUIVALENTS                                                            $   39,781                $   49,727
MARKETABLE SECURITIES                                                                5,081                     4,982
RECEIVABLES
     Trade, less allowance for doubtful accounts of $226                            14,526                    11,677
     Construction reimbursements and other                                           3,116                     2,370
     Management fees                                                                    77                        63

INVENTORIES                                                                          1,366                     1,349
PREPAID EXPENSES AND OTHER                                                           1,280                     1,699
                                                                                ----------                ----------
     Total current assets                                                           65,227                    71,867

PROPERTY AND EQUIPMENT, at cost
     Land and improvements                                                          54,468                    55,818
     Buildings and improvements                                                    736,179                   683,462
     Furniture, fixture and equipment                                              284,599                   270,146
     Construction in progress                                                        5,229                    53,462
                                                                                ----------                ----------
                                                                                 1,080,475                 1,062,888
     Less-accumulated depreciation and amortization                               (239,565)                 (227,411)
                                                                                ----------                ----------
                                                                                   840,910                   835,477
DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net                             26,562                    26,968
                                                                                ----------                ----------
TOTAL ASSETS                                                                    $  932,699                $  934,312
                                                                                ==========                ==========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                      (000's omitted, except share data)
                            LIABILITIES AND EQUITY

                                                                            March 31, 2000    December 31, 1999
                                                                            --------------    -----------------
                                                                             (Unaudited)          (Audited)
CURRENT LIABILITIES
Current portion of long-term debt                                              $ 23,355           $ 16,569
Accounts payable                                                                  4,776             11,877
Accrued expenses
    Payroll and related benefits                                                  5,245              7,720
    Sales and property taxes                                                     11,810             10,368
    Insurance                                                                     7,333              7,576
    Interest                                                                      8,295             12,873
    Utilities, franchise fees and other                                           7,282              6,546
                                                                               --------           --------
        Total current liabilities                                                68,096             73,529
Long-term debt                                                                  825,366            812,274
Other obligations and deferred revenue                                            3,216              9,403
                                                                               --------           --------
        Total liabilities                                                       896,678            895,206
                                                                               --------           --------

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST OF HOLDERS OF LIMITED PARTNER UNITS                            23,407             25,251
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none
  outstanding                                                                         -                  -
Class A common stock, $.01 par value, 40,000,000 shares authorized at
  March 31, 2000 and December 31, 1999, and 6,042,000 shares issued at
  March 31, 2000 and December 31, 1999, and 5,187,620 and 5,308,120
  outstanding at March 31, 2000 and December 31, 1999, respectively                  60                 60
Class B common stock, $.01 par value, 1,000,000 shares authorized,
  294,100 shares issued and outstanding                                               3                  3
Paid-in capital                                                                  96,373             96,373
Retained deficit, net                                                           (80,342)           (79,584)
Treasury Stock, at cost; 854,380 shares and 733,880 shares, at March 31,
  2000 and December 31, 1999, respectively                                       (3,480)            (2,997)
                                                                               --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                       12,614             13,855
                                                                               --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $932,699           $934,312
                                                                               ========           ========

                 See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (000's omitted, except share data)

                                                                          Three Months Ended
                                                                    ------------------------------
                                                                    March 31, 2000   April 2, 1999
                                                                    --------------   -------------
                                                                             (Unaudited)
REVENUES:
    Rooms                                                             $   63,273       $   54,255
    Food and beverage                                                     28,620           23,305
    Meeting room rental and other                                          7,559            6,035
                                                                      ----------       ----------
        Total revenues                                                    99,452           83,595
OPERATING EXPENSES:
    Direct operating costs and expenses
        Rooms                                                             16,117           13,757
        Food and beverage                                                 19,125           16,314
        Other                                                                892              864
    General, administrative, sales and management service expenses        31,018           24,738
    Repairs and maintenance                                                4,061            3,533
    Depreciation and amortization                                         12,826           10,695
                                                                      ----------       ----------
        Total operating expenses                                          84,039           69,901
                                                                      ----------       ----------
INCOME FROM OPERATIONS                                                    15,413           13,694
OTHER INCOME (EXPENSE)
    Interest income                                                          381              842
    Interest expense and amortization of deferred financing fees         (18,366)         (15,801)
                                                                      ----------       ----------
LOSS BEFORE MINORITY INTEREST, PROVISION FOR INCOME TAXES,
  EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                    (2,572)          (1,265)
    Minority interest in losses of partnership                             1,844              907
                                                                      ----------       ----------
LOSS BEFORE PROVISION FOR INCOME TAXES, EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                       (728)            (358)
    Provision for income taxes                                               (30)             (30)
                                                                      ----------       ----------
LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                      (758)            (388)
    Extraordinary item:  cost of extinguishment of debt, net of
      applicable tax benefit                                                   -              (35)
                                                                      ----------       ----------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             (758)            (423)
    Cumulative effect of change in accounting principle,
      net of applicable tax benefit                                            -             (515)
                                                                      ----------       ----------
NET LOSS                                                              $     (758)      $     (938)
                                                                      ==========       ==========

BASIC AND DILUTED LOSS PER SHARE (UNAUDITED)
    Loss before extraordinary item and cumulative effect of change
      in accounting principle                                         $    (0.14)      $    (0.06)
    Extraordinary item                                                         -            (0.01)
    Cumulative effect of change in accounting principle                        -            (0.08)
                                                                      ----------       ----------
    Per share loss allocable to the Company                           $    (0.14)      $    (0.15)
                                                                      ==========       ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                                    5,525,760        6,288,747
                                                                      ==========       ==========


                 See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
            CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                           AND STOCKHOLDERS' EQUITY
                                (000's omitted)


                                                                     STOCKHOLDERS' EQUITY
                                            -----------------------------------------------------------------------
                                                       Class A  Class B             Company
                                            Minority   Common   Common   Paid-In    Retained   Treasury
                                            Interest    Stock    Stock   Capital    Deficit      Stock      Total
                                            ---------  -------  -------  --------  ----------  ---------  ---------
BALANCE, December 31, 1999 (audited)         $25,251       $60       $3   $96,373   $(79,584)   $(2,997)   $13,855
Net loss allocable to the Company                 --        --       --        --       (758)        --       (758)
Minority interest in losses of partnership    (1,844)       --       --        --         --         --         --
Treasury stock purchased                          --        --       --        --         --       (483)      (483)
                                             -------       ---       --   -------   --------    -------    -------
BALANCE, March 31, 2000 (unaudited)          $23,407       $60       $3   $96,373   $(80,342)   $(3,480)   $12,614
                                             =======       ===       ==   =======   ========    =======    =======


                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                                 Three Months Ended
                                                                           -------------------------------
                                                                           March 31, 2000   April 2, 1999
                                                                           --------------   -------------
                                                                            (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $   (758)        $   (938)
Adjustments to reconcile net loss to cash used in operating activities-
 Minority interest in losses of partnership                                    (1,844)            (907)
 Depreciation, amortization and loan cost amortization                         13,389           11,287
 Extraordinary item                                                                 -               35
 Cumulative effect of change in accounting principle                                -              515
Changes in certain assets and liabilities
 Receivables                                                                   (3,609)             (88)
 Inventories                                                                      (17)              26
 Prepaid expenses and other                                                       419               77
 Accounts payable                                                              (7,101)          (8,972)
 Accrued expenses                                                              (5,118)          (7,983)
 Other obligations and deferred revenue                                        (6,187)          (2,950)
                                                                             --------         --------
   Net cash used in operating activities                                      (10,826)          (9,898)
                                                                             --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property and equipment                                          (18,208)         (25,139)
 Franchise fees and other                                                        (208)          (1,874)
 Purchase of marketable securities, net                                           (99)          (1,586)
                                                                             --------         --------
   Net cash used in investing activities                                      (18,515)         (28,599)
                                                                             --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                                     21,480           40,146
  Repayments of debt                                                           (1,602)         (13,551)
  Distributions                                                                     -           (2,936)
  Purchase of treasury stock                                                     (483)            (542)
                                                                             --------         --------
   Net cash provided by financing activities                                   19,395           23,117
                                                                             --------         --------
   Decrease in cash and equivalents                                            (9,946)         (15,380)

CASH AND EQUIVALENTS, beginning of period                                      49,727           46,233
                                                                             --------         --------
CASH AND EQUIVALENTS, end of period                                          $ 39,781         $ 30,853
                                                                             ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized                           $ 22,591         $ 24,056
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

2.   GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999 which included financial statements for the fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

The Company considers all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2000. These securities are valued at current market value, which approximates cost.

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

During 1999, the Company purchased 744,200 shares for approximately $3.0 million. During the 2000 period, the Company purchased 120,500 shares for approximately $0.5 million. The Board of Directors has authorized total purchases of treasury shares in 2000 of $3.0 million.

Basic and diluted loss per share before extraordinary item and cumulative effect of change in accounting principle was $0.14 for the three months ended March 31, 2000 and $0.06 for the three months ended April 2, 1999. The basic and diluted loss per share impact of the extraordinary item and the cumulative effect of the change in accounting principle was $0.09 for the 1999 period. Basic and diluted loss per share was $0.14 for the 2000 period and $0.15 for the 1999 period.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends SFAS 133's effective date. SFAS 137 states the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Upon adoption of this statement, the Company anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

5.   PROPERTY DISPOSITION

On June 16, 1999, the Company sold the Holiday Inn Express Hotel and Conference Center in Joliet, Illinois to an unrelated party for $6.5 million, resulting in a gain of approximately $2.4 million. This hotel served as collateral under the 1994 first mortgage notes. Under the terms of this indenture the Company must provide replacement collateral of equivalent value or apply the proceeds from the sale to amounts outstanding. The Company provided replacement collateral in accordance with the indenture provisions.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General. For purposes of this discussion, the Company classifies new hotels (New Hotels) as those hotels opened during the current year and the prior year, and defines all other hotels as mature hotels (Mature Hotels).

The Company announced on September 11, 1998, that it was ceasing new development activity, except for the hotels then under construction. The Company opened the last two hotels under construction in the first quarter of 2000, and currently has no hotels under construction. The following table sets forth information as to the hotels opened in 2000:

                                          Number of
    Location          Franchise/Name     Rooms/Suites    Description           Completion Date
    --------          --------------     ------------    -----------           ---------------
Oklahoma City, OK     Renaissance            311         Atrium,               Opened January 28,
                                                         Convention Center     2000

Charleston, SC        Embassy Suites         255         Atrium,               Opened February 18,
                                                         Convention Center     2000


Although the Company is not developing new hotels, Mr. John Q. Hammons is personally developing several new projects which the Company plans to manage, including a Renaissance Hotel in Richardson, Texas; an Embassy Suites Hotel in Franklin, Tennessee; and an Embassy Suites Hotel in Lincoln, Nebraska (that opened May 1, 2000). Another managed hotel, the Marriott Courtyard in Springfield, Missouri, opened on April 10, 2000.

The Company's past development activity limits its ability to grow per share income in the near term. Fixed charges for New Hotels (such as depreciation and amortization expense and interest expense) exceed New Hotel operating cash flow in the first one to three years of operations. As New Hotels mature, the Company believes, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will occur.

Results of Operations. The following discussion and analysis addresses results of operations for the three month periods ended March 31, 2000 (the "2000 Quarter") and April 2, 1999 (the "1999 Quarter").

For the 2000 Quarter, the Company's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $28.2 million, a 15.6% increase over the 1999 Quarter EBITDA of $24.4 million. As a percentage of total revenues, EBITDA decreased to 28.4% in the 2000 Quarter from 29.1% in the 1999 Quarter, in part because of more favorable insurance experience in the 1999 Quarter of $0.8 million, compared to the 2000 Quarter. The Mature Hotels' EBITDA was $24.6 million in the 2000 Quarter, up 22.4% from $20.1 million in the 1999 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels increased to 28.6% in the 2000 Quarter from 27.3% in the 1999 Quarter. The New Hotels' EBITDA for the 2000 Quarter was $1.3 million compared to $2.3 million in the 1999 Quarter. In the 2000 Quarter, the Company had six New Hotels, compared to four New Hotels in the 1999 Quarter. The 2000 Quarter results include $0.5 million in preopening expenses related to two hotels then under construction and the 1999 Quarter results include $0.8 million in preopening expenses related to six hotels then under construction.

Total revenues for the 2000 Quarter were $99.5 million, an increase of $15.9 million, or 19.0%, compared to the 1999 Quarter, primarily as a result of the continued growth of the Mature Hotels and the hotels opened during 1999. The Company's Mature Hotels generated total revenues of $86.2 million in the 2000 Quarter, an increase of $12.6 million, or 17.1%, compared to the 1999 Quarter. The Company's six New Hotels generated total revenues of $12.8 million during the 2000 Quarter compared to $9.6 million from the four New Hotels in the 1999 Quarter.

Rooms revenues increased $9.0 million, or 16.6%, from the 1999 Quarter, but as a percentage of total revenues fell to 63.9% from 64.9%. The dollar increase was primarily due to increased rooms revenues from the Mature Hotels, from an increase in the Company's average room rate to $98.35, a 3.5% increase compared to the 1999 Quarter average room rate of $95.02, and a 1.0 percentage point increase in the Company's occupancy for the 2000 Quarter to 62.0%. In comparison, the average room rate for the hotel industry was $85.16 in the 2000 Quarter, up 3.6% from the 1999 Quarter. Occupancy for the hotel industry was 59.1% down 0.1 percentage point from the 1999 Quarter. The Company's Revenue Per Available Room (RevPAR) was $60.96 in the 2000 Quarter, up 5.2% from $57.94 in the 1999 Quarter. RevPAR for the hotel industry was $50.33, up 3.4% from the 1999 Quarter.

Food and beverage revenues increased $5.3 million, or 22.8%, compared to the 1999 Quarter, and increased as a percentage of total revenues, to 28.9%, from 27.9%.

Meeting room rental and other revenues increased $1.5 million, or 25.3%, from the 1999 Quarter as the result of increased use of convention facilities, and increased as a percentage of revenues, to 7.6% from 7.2%.

Rooms operating expenses increased $2.4 million, or 17.2%, compared to the 1999 Quarter, and remained stable as a percentage of rooms revenues at 25.4%.

Food and beverage operating expenses increased $2.8 million, or 17.2%, compared to the 1999 Quarter, but decreased as a percentage of food and beverage revenues, to 66.8% from 70.0%. The dollar increase was attributable to expenses associated with increased food and beverage sales.

Other operating expenses remained relatively stable compared to the 1999 Quarter and decreased as a percentage of meeting room rental and other revenues, to 11.8% from 14.3% in the same period of the prior year.

General, administrative and sales expenses increased $6.3 million, or 25.4%, over the 1999 Quarter, and increased as a percentage of revenues to 31.2% from 29.6%. The increase was primarily attributable to expenses associated with the four New Hotels opened in 1999 and the two New Hotels opened in 2000.

Repairs and maintenance expenses increased $0.5 million, or 14.9%, compared to the 1999 Quarter and decreased slightly as a percentage of revenues to 4.1% from 4.2% in the 1999 Quarter.

Depreciation and amortization expenses increased $2.1 million, or 19.9%, compared to the 1999 Quarter, and increased slightly as a percentage of revenues to 12.9% from 12.8%. The increase is primarily attributable to the four New Hotels opened in 1999 and the two New Hotels opened in 2000.

Income from operations increased $1.7 million, or 12.6%, compared to the 1999 Quarter, but decreased as a percentage of revenues, to 15.5% from 16.4% in the 1999 Quarter.

Interest income decreased by $0.5 million from the 1999 Quarter, to $0.4 million as the Company reinvested cash from the sale of hotels in 1998 and 1999 into new collateral.

Interest expense and amortization of deferred financing fees increased $2.6 million, or 16.2%, from the 1999 Quarter, and decreased slightly as a percentage of total revenues to 18.5% from 18.9%. The dollar increase related to interest expense for the New Hotels.

Loss before minority interest, provision for income taxes, extraordinary item and cumulative effect of change in accounting principle was $2.6 million in the 2000 Quarter, compared to $1.3 million in the 1999 Quarter. The increased loss was primarily attributable to increases in depreciation and interest expense.

Basic and diluted loss per share in the 2000 Quarter was $0.14, compared to $0.15 in the 1999 Quarter, which included an extraordinary charge of $0.01, and the $0.08 per share effect of the cumulative effect of change in accounting principle.

Liquidity and Capital Resources

In general, the Company has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity and the issuance of industrial revenue bonds. The Company's principal uses of cash are to pay operating expenses, to service debt, to fund capital expenditures and to make permitted partnership distributions to fund some of the taxes allocable to the partners.

At March 31, 2000, the Company had $39.8 million of cash and equivalents and $5.1 million of marketable securities, compared to $49.7 million and $5.0 million, respectively, at the end of 1999. The cash and equivalents are available for working capital requirements of the Company.

Net cash used in operating activities was $10.8 million for the 2000 Quarter compared to $9.9 million for the 1999 Quarter. The Company used more cash in the 2000 Quarter as receivables increased and other obligations decreased from the end of the year.

At March 31, 2000, total debt was $848.7 million compared with $828.8 million at the end of 1999. The increase is attributable to completion of new hotel development. The current portion of long-term debt was $23.4 million, compared with $16.6 million at the end of 1999. The Company incurred net capital expenditures of approximately $18.2 million during the 2000 Quarter and $25.1 million during the 1999 Quarter. Of the $18.2 million incurred during the 2000 Quarter, approximately $2.2 million was for capital expenditures on existing hotels, and approximately $16.0 million was for new hotel development, while in the 1999 Quarter, approximately $1.6 million was for capital improvements on existing hotel properties and approximately $23.5 million was for development of new hotels. During the remainder of 2000, the Company expects capital expenditures to total approximately $20.2 million, including $16.8 million for capital improvements on existing hotels and approximately $3.4 million for amounts to be incurred for the two hotels opened in the first quarter of 2000.

At the end of the 2000 Quarter, the Company had no hotels under construction, while at the end of the 1999 Quarter, the Company had six hotels under construction. Based upon current plans relating to capital expenditures, the Company anticipates that its capital resources will be adequate to satisfy its 2000 capital requirements for the currently planned projects and normal recurring capital improvement.

NOTE: In addition to historical information, this document contains certain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements typically, but not exclusively, are identified by the inclusion of phrases such as "the Company believes," "the Company plans," "the Company intends," and other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and are based on current expectations. Consequently, actual results could differ materially from the expectations expressed in the forward-looking statements. Among the various factors that could cause actual results to differ include a downturn in the economy (either regionally or nationwide) affecting overall hotel occupancy rates, or revenues at New Hotels not reaching expected levels as quickly as planned as the result of competitive factors.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Company are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company's long-term fixed and variable rate debt obligations as of March 31, 2000.


                             Expected Maturity Date
                                 (in millions)

                                                                                                      Fair
                                                                                    There-           Value
                                           2000(d)   2001    2002    2003    2004   After    Total    (e)

Long-Term Debt                        (a)
$300 Million 1st Mortgage Notes            $  -     $  -    $  -    $  -    $ 300    $   -     $300     $313
Average interest rate                 (b)   8.9%      8.9%    8.9%    8.9%    8.9%    8.9%      8.9%
$90 Million 1st Mortgage Notes             $  -     $  -    $  -    $  -    $  -     $  90     $ 90     $ 94
 Average interest rate                (b)   9.8%      9.8%    9.8%    9.8%    9.8%     9.8%     9.8%

Other fixed-rate debt obligations          $  6     $  14   $  31   $  38   $   6    $224      $319     $319
 Average interest rate                (b)   8.4%      8.2%    8.7%    8.8%    8.5%     8.6%     8.6%

Other variable-rate debt obligations       $ 17     $  33   $   1   $  16   $  29    $ 44      $140     $140
 Average interest rate                (c)   8.8%      8.8%    8.8%    8.8%    8.8%    8.8%      8.8%


     (a)  Includes amounts reflected as long-term debt due within one year

     (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

     (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of March 31, 2000, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

     (d) The 2000 balances include actual and projected principal payments and weighted average interest rates for the year.

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

                         JOHN Q. HAMMONS HOTELS, INC.


                         By: /s/ John Q. Hammons
                            --------------------------
                                 John Q. Hammons
                                 Chairman, Founder, and
                                 Chief Executive Officer


                         By: /s/ Kenneth J. Weber
                            --------------------------
                                 Kenneth J. Weber
                                 Chief Financial Officer and
                                 Executive Vice President
                                 (Principal Financial Officer)

Dated: May 12, 2000

EXHIBIT INDEX


Exhibit No.            Exhibit
------------           -------

27                     Financial Data Schedule