Form 10-Q
period 2000-06-30
HAMMONS JOHN Q HOTELS INC
filed 2000-08-11
CIK 930796

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                   to
                               -----------------    ------------------

Commission File number 1-13486


                         John Q. Hammons Hotels, Inc.
            (Exact name of registrant as specified in its charter)


                 Delaware                                     43-1695093
       (State or other jurisdiction of                      (IRS Employer
        incorporation or organization)                    Identification No.)


                          300 John Q. Hammons Parkway
                                   Suite 900
                            Springfield, MO  65806
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

Number of shares of Registrant's Class A Common Stock outstanding as of August 9, 2000: 5,287,475
        ------------

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                    ASSETS


                                                                                           June 30, 2000     December 31, 1999
                                                                                       -------------------  -------------------
                                                                                            (Unaudited)          (Audited)
CURRENT ASSETS:

  Cash and equivalents                                                                     $   44,335          $   49,727

  Marketable securities                                                                         8,733               4,982

  Receivables:
    Trade, less allowance for doubtful accounts of $226                                        13,833              11,677
    Construction reimbursements and other                                                       1,313               2,370
    Management fees                                                                               142                  63

  Inventories                                                                                   1,354               1,349

  Prepaid expenses and other                                                                      921               1,699
                                                                                           ----------          ----------
     Total current assets                                                                      70,631              71,867

PROPERTY AND EQUIPMENT, at cost:
     Land and improvements                                                                     57,011              55,818
     Buildings and improvements                                                               734,831             683,462
     Furniture, fixture and equipment                                                         283,695             270,146
     Construction in progress                                                                   7,330              53,462
                                                                                           ----------          ----------
                                                                                            1,082,867           1,062,888

     Less-accumulated depreciation and amortization                                          (245,959)           (227,411)
                                                                                           ----------          ----------
                                                                                              836,908             835,477

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net                                        25,438              26,968
                                                                                           ----------          ----------
TOTAL ASSETS                                                                               $  932,977          $  934,312
                                                                                           ==========          ==========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                      (000's omitted, except share data)

                            LIABILITIES AND EQUITY


                                                                                       June 30, 2000        December 31, 1999
                                                                                    --------------------   -------------------
                                                                                        (Unaudited)            (Audited)
LIABILITIES:
 Current portion of long-term debt                                                       $ 13,904              $ 16,569

 Accounts payable                                                                           5,678                11,877

 Accrued expenses:
    Payroll and related benefits                                                            7,861                 7,720
    Sales and property taxes                                                               15,287                10,368
    Insurance                                                                               4,083                 7,576
    Interest                                                                               12,669                12,873
    Utilities, franchise fees and other                                                     8,688                 6,546
                                                                                         --------              --------
                         Total current liabilities                                         68,170                73,529

 Long-term debt                                                                           824,612               812,274
 Other obligations and deferred revenue                                                     1,869                 9,403
                                                                                         --------              --------
                         Total liabilities                                                894,651               895,206
                                                                                         --------              --------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED
   PARTNER UNITS                                                                           25,703                25,251

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 2,000,000 shares
  authorized, none outstanding                                                                  -                     -
 Class A common stock, $.01 par value, 40,000,000 shares authorized in
  2000 and 1999, 6,042,000 shares issued at June 30, 2000 and December 31,1999, and 5,008,375 and 5,308,120 outstanding at June 30, 2000 and December 31,1999,
  respectively                                                                                 60                    60
 Class B common stock, $.01 par value, 1,000,000 shares
  authorized, 294,100 shares issued and outstanding in 2000 and 1999                            3                     3
 Paid-in capital                                                                           96,373                96,373
 Retained deficit, net                                                                    (79,496)              (79,584)
 Treasury Stock, at cost; 1,033,625 shares and 733,880 shares at June 30, 2000,
      and December 31, 1999, respectively                                                  (4,317)               (2,997)
                                                                                         --------              --------

TOTAL STOCKHOLDERS' EQUITY                                                                 12,623                13,855
                                                                                         --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $932,977              $934,312
                                                                                         ========              ========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (000's omitted, except share data)

                                                                  Three Months Ended                Six Months Ended
                                                             June 30, 2000    July 2, 1999     June 30, 2000    July 2, 1999
                                                             -------------    ------------     -------------    ------------
                                                              (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
REVENUES:
  Rooms                                                        $   71,157      $   59,211       $  134,430       $  113,467
  Food and beverage                                                30,624          24,894           59,244           48,199
  Meeting room rental and other                                     7,770           6,347           15,329           12,382
                                                               ----------      ----------       ----------       ----------
     Total revenues                                               109,551          90,452          209,003          174,048

OPERATING EXPENSES:
  Direct operating costs and expenses
     Rooms                                                         17,247          14,800           33,364           28,557
     Food and Beverage                                             19,854          16,793           38,979           33,107
     Other                                                            968             993            1,860            1,857

  General, administrative and sales expenses                       31,621          27,157           62,639           51,894

  Repairs and maintenance                                           4,356           3,797            8,417            7,331

  Depreciation and amortization                                    13,380          11,142           26,206           21,838
                                                               ----------      ----------       ----------       ----------

     Total operating costs                                         87,426          74,682          171,465          144,584
                                                               ----------      ----------       ----------       ----------

INCOME FROM OPERATIONS                                             22,125          15,770           37,538           29,464

OTHER INCOME (EXPENSE)
  Gain on property disposition                                          -           2,365                -            2,365
  Interest income                                                     311             551              692            1,393
  Interest expense and amortization of deferred
  financing fees                                                  (19,234)        (15,113)         (37,600)         (30,915)
                                                               ----------      ----------       ----------       ----------

INCOME BEFORE MINORITY INTEREST, PROVISION FOR
  INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                          3,202           3,573              630            2,307
  Minority interest in earnings of partnership                     (2,296)         (2,561)            (452)          (1,654)
                                                               ----------      ----------       ----------       ----------

INCOME BEFORE PROVISION FOR INCOME TAXES,
  EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                               906            1,012              178              653
  Provision for income taxes                                         (60)             (60)             (90)             (90)
                                                              ----------       ----------       ----------       ----------

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                           846              952               88              563
  Extraordinary Item:  Cost of extinguishment of debt,
  net of applicable                                                    -               30                -               (5)
   tax benefit                                                ----------       ----------       ----------       ----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                               846             982               88               558
  Cumulative Effect of Change in Accounting Principle,
  net of applicable tax benefit                                        -               -                -              (515)
                                                              ----------      ----------       ----------        ----------

NET INCOME                                                    $      846      $      982       $       88        $       43
                                                              ==========      ==========       ==========        ==========

BASIC AND DILUTED EARNINGS PER SHARE:
  Earnings before Extraordinary Item and Cumulative Effect
  of Change in Accounting Principle                           $     0.16      $     0.16       $     0.02        $     0.09
  Extraordinary Item                                                   -               -                -                 -
  Cumulative Effect of Change in Accounting Principle                  -               -                -             (0.08)
                                                              ----------      ----------       ----------        ----------
  Per Share Net Income Allocable to Company                   $     0.16      $     0.16       $     0.02        $     0.01
                                                              ==========      ==========       ==========        ==========

  Weighted Average Shares Outstanding                          5,459,790       6,103,591        5,492,775         6,230,644
                                                              ==========      ==========       ==========        ==========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
            CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                           AND STOCKHOLDERS' EQUITY
                                (000's omitted)


                                                                      STOCKHOLDERS' EQUITY
                                                                      --------------------

                                                   Class A     Class B                  Company
                                    Minority       Common      Common      Paid in     Retained      Treasury
                                    Interest        Stock       Stock      Capital      Deficit        Stock        Total
                                    --------        -----       -----      -------      -------        -----        -----

BALANCE, December 31, 1999
(audited)                         $   25,251     $     60       $    3     $  96,373    $  (79,584)   $   (2,997)   $ 13,855
Net income allocable to the                -            -            -             -            88             -          88
 Company
Minority interest in earnings
 of  partnership                         452            -            -             -             -             -           -
Treasury stock purchased                   -            -            -             -             -        (1,320)     (1,320)
                                  ----------     ---------      ------     ---------    ----------    ----------    --------
BALANCE, June 30, 2000
(unaudited)                       $   25,703     $      60      $    3     $  96,373    $  (79,496)   $   (4,317)   $ 12,623
                                  ==========     =========      ======     =========    ==========    ==========    ========


                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)


                                                                                                 Six months ended
                                                                                    June 30, 2000                 July 2, 1999
                                                                                ---------------------        -------------------
                                                                                      (unaudited)                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $     88                     $     43

Adjustment to reconcile net income to cash provided
by operating activities -
  Minority interest in earnings of partnership                                              452                        1,654
  Depreciation, amortization and loan cost amortization                                  27,469                       22,534
  Extraordinary item                                                                          -                            5
  Cumulative effect of change in accounting principle                                         -                          515
  Gain on sale of property and equipment                                                      -                       (2,365)

Changes in certain assets and liabilities
  Receivables                                                                            (1,178)                       1,260
  Inventories                                                                                (5)                         111
  Prepaid expenses and other                                                                778                          340
  Accounts payable                                                                       (6,199)                      (9,414)
  Accrued expenses                                                                        3,505                        5,291
  Other obligations and deferred revenue                                                 (7,534)                         (30)
                                                                                       --------                     --------
     Net cash provided by operating activities                                           17,376                       19,944
                                                                                       --------                     --------

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to property and equipment, net                                              (27,523)                     (61,593)
  Proceeds from disposition of hotels                                                         -                        6,500
  Restricted cash and receivable remaining from property dispositions                         -                       (7,066)
  Franchise fees and other                                                                  153                       (2,010)
  (Purchase) sale of marketable securities, net                                          (3,751)                      (4,361)
                                                                                       --------                     --------
     Net cash used in investing activities                                              (31,121)                     (68,530)
                                                                                       --------                     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                                               22,923                       65,723
  Repayments of debt                                                                    (13,250)                     (16,053)
  Distributions                                                                               -                       (2,936)
  Purchase of treasury stock                                                             (1,320)                      (1,056)
                                                                                       --------                     --------
     Net cash provided by financing activities                                            8,353                       45,678
                                                                                       --------                     --------
     Decrease in cash and equivalents                                                    (5,392)                      (2,908)

CASH AND EQUIVALENTS, beginning of period                                                49,727                       46,233
                                                                                       --------                     --------
CASH AND EQUIVALENTS, end of period                                                    $ 44,335                     $ 43,325
                                                                                       ========                     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR INTEREST, net of amounts capitalized                                     $ 37,013                     $ 29,257
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

2.   GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999 which included financial statements for the fiscal years ended December 31, 1999; January 1, 1999; and January 2, 1998.

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

The provision for income taxes was determined using an effective income tax rate of approximately 5% to provide for estimated state, local, and franchise taxes.

3.   EARNINGS PER SHARE

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

Since there are no dilutive securities, basic and diluted income per share are identical; thus, a reconciliation of the numerator and denominator is not necessary.

During the six months ended June 30, 2000, the Company purchased 310,000 shares for approximately $1.3 million. Since the inception of its stock repurchase program in 1999, the Company has thus far acquired a total of 1,054,200 shares at an average price of $4.13. The Board of Directors has authorized total purchases of treasury shares in 2000 of $3.0 million dollars.

Basic and diluted income per share before extraordinary item and cumulative effect of change in accounting principle was $0.02 for the six months ended June 30, 2000, and $0.09 for the six months ended July 2, 1999, and was $0.16 for the three months ended June 30, 2000, and the three months ended July 2, 1999. The basic and diluted income per share impact of the extraordinary item and the cumulative effect of the change in accounting principle was $0.08 for the six months ended July 2, 1999. Basic and diluted income per share was $0.02 for the six-month 2000 period and $0.01 for the six-month 1999 period.

4.   NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants released Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities, including pre-opening expenses, to be expensed as incurred. The Company's past practice was to defer these expenses until a hotel commenced operations, at which time the costs, other than advertising costs that are expensed upon opening, were amortized over a one-year period. The Company adopted the provisions of this statement in the first quarter of fiscal 1999; and, as a result, cumulative unamortized pre-opening costs of $0.5 million were charged to expense, net of $1.3 million of minority interest.

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

5.       PROPERTY DISPOSITIONS

Effective June 16, 1999, the Company sold the Holiday Inn Express Hotel and Conference Center in Joliet, Illinois, to an unrelated party for $6.5 million, resulting in a gain of approximately $2.4 million. This hotel served as collateral under the 1994 first mortgage notes. Under the terms of this indenture, the Company must provide replacement collateral of equivalent value or apply the proceeds from the sale to amounts outstanding. The Company provided replacement collateral in accordance with the indenture provisions.

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

Although the Company is not developing new hotels, Mr. John Q. Hammons is personally developing several new projects which the Company plans to manage, including a Renaissance Hotel in Richardson, Texas; an Embassy Suites Hotel in Franklin, Tennessee; and a Marriott Residence Inn in Springfield, Missouri. Two other managed hotels opened recently, the Marriott Courtyard in Springfield, Missouri, opened April 10, 2000, and the Embassy Suites Hotel in Lincoln, Nebraska, opened May 1, 2000.

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

Results of Operations - Three-Month Period

The following discussion and analysis addresses results of operations for the three-month periods ended June 30, 2000 (the "2000 Quarter") and July 2, 1999 (the "1999 Quarter").

For the 2000 Quarter, the Company's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $35.5 million, an increase of 31.9% compared to the 1999 Quarter EBITDA of $26.9 million. The Mature Hotels' EBITDA was $27.2 million in the 2000 Quarter, up 11.0% from $24.5 million in the 1999 Quarter primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. Those four hotels (Portland Embassy Suites, St. Augustine World Golf Village, Tampa Embassy Suites, and Topeka Capitol Plaza) provided $1.9 million of EBITDA in the 2000 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels (excluding the hotels sold) decreased to 29.3% in the 2000 Quarter from 30.4% in the 1999 Quarter due primarily to the operating results of World Golf Village. The New Hotels' EBITDA for the 2000 Quarter was $4.6 million compared to $(0.1) million in the 1999 Quarter. This increase is due primarily to the strong performance of the New Hotels, especially the Embassy Suites at DFW.

Total revenues for the 2000 Quarter were $109.6 million, an increase of $19.1 million, or 21.1%, compared to the 1999 Quarter, primarily as a result of the continued growth of the New Hotels, including the hotels opened late in 1999 and early 2000. The Company's Mature Hotels generated total revenues of $92.9 million in the 2000 Quarter, an increase of $12.7 million, or 15.8% compared to the 1999 Quarter. The Company's New Hotels generated total revenues of $16.0 million during the 2000 Quarter compared to $9.8 million in the 1999 Quarter. There are six New Hotels in the 2000 Quarter compared to six New Hotels in the 1999 Quarter.

Rooms revenues increased $11.9 million, or 20.2%, from the 1999 Quarter, but decreased as a percentage of total revenues, to 65.0% from 65.5%. The dollar increase was primarily due to increased rooms revenues from the New Hotels, and an accompanying increase in the Company's average room rate to $98.40, a 3.5% increase compared to the 1999 Quarter average room rate of $95.09. In comparison, the average room rate for the hotel industry was $84.67 in the 2000 Quarter, up 5.0% from the 1999 Quarter. The increased average room rate was supplemented by a 3.3 percentage point increase in the Company's occupancy for the 2000 Quarter to 68.3%. Occupancy for the hotel industry was 67.7%, up 2.0 percentage points from the 1999 Quarter. The Company's Revenue Per Available Room (RevPAR) was $67.20 in the 2000 Quarter, up 8.8% from $61.76 in the 1999 Quarter. RevPAR for the hotel industry was $57.28, up 7.0% from the 1999 Quarter.

Food and beverage revenues increased $5.7 million, or 23.0%, compared to the 1999 Quarter, and increased slightly as a percentage of total revenues, to 28.0% from 27.5% in the 1999 Quarter. Sales at the New Hotels with full food and beverage services along with menu pricing adjustments accounted for substantially all of the increase in food and beverage revenues.

Meeting room rental and other revenues increased $1.4 million, or 22.4%, from the 1999 Quarter, and increased slightly as a percentage of revenues, to 7.1% from 7.0%. The majority of the increase was a result of revenues from the New Hotels as well as increased meeting and convention business in some of the Mature Hotels.

Rooms operating expenses increased $2.4 million, or 16.5%, compared to the 1999 Quarter, but decreased as a percentage of rooms revenues to 24.2% from 25.0%. The dollar increase related primarily to expenses for New Hotels. For the Mature Hotels, excluding the one hotel sold in 1999, rooms operating expenses as a percentage of rooms revenues were 23.8% in the 2000 Quarter, compared to 24.3% in the 1999 Quarter.

Food and beverage operating expenses increased $3.1 million, or 18.2%, compared to the 1999 Quarter, but decreased as a percentage of food and beverage revenues, to 64.8% from 67.5%. The dollar increase was attributable to expenses associated with food and beverage revenues at the New Hotels. Profit margins improved due to reductions in both food costs and labor costs, as a percentage of food and beverage revenues.

Other operating expenses decreased slightly by 2.5% compared to the 1999 Quarter, and decreased as a percentage of meeting room rental and other revenues, to 12.5% from 15.6%.

General, administrative and sales expenses increased $4.5 million, or 16.4%, over the 1999 Quarter, but decreased as a percentage of revenues to 28.9% from 30.0%. The dollar increase was primarily attributable to a greater number of hotels in the 2000 Quarter.

Repairs and maintenance expenses increased $0.6 million, or 14.7%, compared to the 1999 Quarter, but decreased slightly as a percentage of revenues, to 4.0% from 4.2% in the 1999 Quarter. The dollar increase related to the net increase in number of hotels and rooms in 2000 compared to 1999.

Depreciation and amortization expenses increased $2.2 million, or 20.1%, compared to the 1999 Quarter, but decreased slightly as a percentage of revenues to 12.2% from 12.3%. The dollar increase related to the hotels opened in late 1999 and early 2000.

Income from operations increased $6.4 million, or 40.3%, compared to the 1999 Quarter. Expenses, particularly direct operating expenses, increased less rapidly than revenues, and the Company began to realize increased benefits from the hotels opened over the past few years.

Other income/(expense), net increased $6.7 million, or 55.1%, from the 1999 Quarter, as the result of a $2.4 million gain on property disposition in the 1999 Quarter, and as the result of increased net interest expense related to the New Hotels.

Income before minority interest, provision for income taxes, extraordinary item and cumulative effect of change in accounting principle was $3.2 million in the 2000 Quarter, compared to $3.6 million in the 1999 Quarter. The 1999 results were affected by the $2.4 million gain on the sale of a hotel in June 1999.

Basic and diluted income per share in both the 2000 Quarter and the 1999 Quarter was $0.16, but the 1999 Quarter results included an approximate $0.11 gain on the sale of a hotel in June 1999.

Results of Operations - Six-Month Period

The following discussion addresses results of operations for the six-month periods ended June 30, 2000 (the "2000 Six Months") and July 2, 1999 (the "1999 Six Months").

For the 2000 Six Months, the Company's total EBITDA was $63.7 million, a 24.3% increase compared to the 1999 Six Months EBITDA of $51.3 million. The Mature Hotels' EBITDA was $51.8 million in the 2000 Six Months, up $7.3 million from the 1999 Six Months, primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. These four hotels that were included in New Hotels in 1999 and in Mature Hotels in 2000 provided $4.3 million of EBITDA in the 2000 Six Months.

Total revenues increased to $209.0 million in the 2000 Six Months from $174.0 million in the 1999 Six Months, an increase of $35.0 million or 20.1%. The increase is primarily attributed to the continued growth of both New Hotels and Mature Hotels.

Rooms revenues increased to $134.4 million in the 2000 Six Months from $113.5 million in the 1999 Six Months, an increase of $20.9 million or 18.5% as a result of increases in average room rates and total number of available rooms. Rooms revenues as a percentage of total revenues decreased, to 64.3%, compared to 65.2% in the 1999 Six Months. The Company's average room rate increased to $98.39 in the 2000 Six Months from $95.08 in the 1999 Six Months, an increase of $3.31 or 3.5%. Occupancy increased to 65.2% in the 2000 Six Months from 63.0% in the 1999 Six Months, an increase of 2.2 percentage points.

Food and beverage revenues increased to $59.2 million in the 2000 Six Months from $48.2 million in the 1999 Six Months, an increase of $11.0 million or 22.9%, and increased as a percentage of total revenues to 28.3% from 27.7% in the 1999 Six Months. The increase was attributable primarily to sales at the New Hotels and menu pricing adjustments.

Meeting room rental and other revenues increased to $15.3 million in the 2000 Six Months from $12.4 million in the 1999 Six Months, an increase of $2.9 million or 23.8%. Meeting room rental and other revenues also increased slightly as a percentage of total revenues to 7.3% from 7.1% in the 1999 Six Months. The majority of the dollar increase was the result of revenues from the New Hotels.

Rooms operating expenses increased to $33.4 million in the 2000 Six Months from $28.6 million in the 1999 Six Months, an increase of $4.8 million or 16.8%. This expense decreased to 24.8% of rooms revenues in the 2000 Six Months compared to 25.2% in the 1999 Six Months. The dollar increase related to the additional hotels opened in late 1999 and early 2000.

Food and beverage operating expenses increased to $39.0 million in the 2000 Six Months from $33.1 million in the 1999 Six Months, an increase of $5.9 million or 17.7%. These expenses decreased as a percentage of food and beverages revenues in the 2000 Six Months to 65.8%, from 68.7% in the 1999 Six Months. Profit margins improved due to reductions in both food costs and labor costs, as a percentage of food and beverage revenues.

Other operating expenses remained stable at $1.9 million in the 2000 Six Months, but declined as a percentage of meeting room rental and other income, to 12.1% in the 2000 Six Months from 15.0% in the 1999 Six Months.

General, administrative and sales expenses increased to $62.6 million in the 2000 Six Months from $51.9 million in the 1999 Six Months, an increase of $10.7 million or 20.7%, and increased slightly as a percentage of total revenues to 30.0% from 29.8% in the 1999 Six

Months. The increase in these expenses was primarily the result of a greater number of hotels in the 2000 Six-Month period.

Repairs and maintenance expenses increased to $8.4 million in the 2000 Six Months from $7.3 million in the 1999 Six Months, an increase of $1.1 million or 14.8%. The increase was a result of the increase in the total number of hotels open and rooms available.

Depreciation and amortization expenses increased to $26.2 million in the 2000 Six Months from $21.8 million in the 1999 Six Months, an increase of $4.4 million or 20.0%, but remained stable as a percentage of total revenues at 12.5%. The dollar increase related to the hotels opened in late 1999 and early 2000.

Income from operations was $37.5 million in the 2000 Six Months compared to $29.5 million in the 1999 Six Months, an increase of $8.0 million or 27.4%. The increase was due to increased revenues coupled with controls of operating expenses. As a percentage of revenue, income from operating increased to 18.0% in the 2000 Six Months compared to 16.9% in the 1999 Six Months.

Other income/(expense), net increased to $36.9 million in the 2000 Six Months from $27.2 million in the 1999 Six Months, an increase of $9.7 million or 35.9%, as a result of a $2.4 million gain on property disposition in the 1999 Six Months, and as a result of increased net interest expense related to the New Hotels. As a percentage of total revenues, this expense increased to 17.7% from 15.6% in the 1999 Six Months.

Income before minority interest, provision for income taxes, extraordinary item and cumulative effect of change in accounting principle was $0.6 million in the 2000 Six Months, compared to $2.3 million in the 1999 Six Months. The 1999 results were affected by a $2.4 million gain on the sale of a hotel in June 1999.

Basic and diluted income per share in the 2000 Six Months was $0.02, compared to $0.01 for the 1999 Six Months, which included an approximate $0.11 gain on the sale of a hotel in June 1999 and an $0.08 per share charge as the result of the change in accounting principle described above in Note 4 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

In general, the Company has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity, and the issuance of industrial revenue bonds. The Company's principal uses of cash are to pay operating expenses, to service debt, to fund capital expenditures, and to make Partnership distributions to fund some of the taxes allocable to the partners.

At June 30, 2000, the Company had $44.3 million of cash and equivalents and $8.7 million of marketable securities, compared to $49.7 million and $5.0 million, respectively, at the end of 1999. These amounts are available for working capital requirements of the Company.

Net cash provided by operating activities was $17.4 million for the 2000 Six Months compared to $19.9 million for the 1999 Six Months. The decrease is primarily attributable to the reduction of other obligations, predominantly construction-related payables and the buy-out of several years of self-insurance reserves.

At June 30, 2000, total debt was $838.5 million compared with $828.8 million at the end of 1999. The increase is attributable to newly-opened hotels. The current portion of long-term debt was $13.9 million, compared to $16.6 million at the end of 1999. The Company incurred net capital expenditures of approximately $27.5 million during the 2000 Six Months and $61.6 million during the 1999 Six Months. Of the $27.5 million incurred during the 2000 Six Months, approximately $9.6 million was for capital improvements on existing hotel properties, and approximately $17.9 million was for development of new hotels. During the remainder of 2000, the Company expects capital expenditures to total approximately $10.5 million.

As of June 30, 2000, the Company had no hotels under construction, while at July 2, 1999, the Company had four hotels under construction. Based upon current plans relating to capital expenditures, the Company anticipates that its capital resources will be adequate to satisfy its 2000 capital requirements for the currently planned projects and normal recurring capital improvement.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Company are comprised of long-term fixed- and variable-rate debt obligations utilized to fund business operations and maintain
liquidity.   The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company's long-term fixed and variable-rate debt obligations as of June 30, 2000:

                             Expected Maturity Date
                                  (in millions)

                                                                                                                             Fair
                                                                                                      There-                 Value
                                              2000(d)      2001      2002       2003        2004      after       Total       (e)
Long-Term Debt                           (a)

 $300 Million 1st Mortgage Notes              $   -      $   -      $   -      $   -     $  300      $    -      $  300      $  313
    Average interest rate                (b)    8.9%       8.9%       8.9%       8.9%       8.9%        8.9%        8.9%

 $90 Million 1st Mortgage  Notes              $   -      $   -      $   -      $   -     $    -      $   90      $   90      $   94
    Average interest rate                (b)    9.8%       9.8%       9.8%       9.8%       9.8%        9.8%        9.8%

 Other fixed-rate debt obligations            $  13      $   7      $  31      $  38     $    6      $  220      $  315      $  315
    Average interest rate                (b)    8.2%       8.4%       8.7%       8.8%       8.5%        8.6%        8.6%

 Other variable-rate debt obligations         $   1      $  47      $   1      $  17     $   29      $   39      $  134      $  134
    Average interest rate                (c)    9.6%       9.6%       9.6%       9.6%       9.6%        9.6%        9.6%

(a)  Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of June 30, 2000, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs

(d) The 2000 balances include actual and projected principal repayments and weighted average interest rates for the year.

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

              Not Applicable

Item 3.  Defaults Upon Senior Securities

              Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders.

  The Company held the annual meeting of its shareholders on Tuesday, May 2, 2000. The following persons were elected as directors of the Company by the holders of Common Stock:

                        Daniel J. Earley  John Q. Hammons  James F. Moore
Votes in Favor:
   Class A                  4,841,995        4,733,645       4,841,995
   Class B                 14,705,000       14,705,000      14,705,000
                           ----------       ----------      ----------
    Total                  19,546,995       19,438,645      19,546,995

Votes Against:
   Class A                          0                0               0
   Class B                          0                0               0
                           ----------       ----------      ----------
    Total                           0                0               0

Votes Withheld:
   Class A                     30,655          139,005          30,655
   Class B                          0                0               0
                           ----------       ----------      ----------
    Total                      30,655          139,005          30,655

Abstentions:
   Class A                          0                0               0
   Class B                          0                0               0
                           ----------       ----------      ----------
    Total                           0                0               0

Broker Non-votes:
   Class A                          0                0               0
   Class B                          0                0               0
                           ----------       ----------      ----------
    Total                           0                0               0

  The shareholders also ratified the selection of Arthur Andersen LLP, as outside auditors for the Company and its subsidiaries for fiscal 2000, as follow:


Votes in Favor:
  Class A             4,858,300
  Class B            14,705,000
                     ----------
   Total             19,563,300

Votes Against:
  Class A                 8,450
  Class B                     0
                     ----------
   Total                  8,450

Votes Withheld:
  Class A                     0
  Class B                     0
                     ----------
   Total                      0

Abstentions:
  Class A                 5,900
  Class B                     0
                     ----------
   Total                  5,900

Broker Non-votes:
  Class A                     0
  Class B                     0
                     ----------
   Total                      0

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

Dated: August 11, 2000

                                  Exhibit Index
                                  -------------


27   Financial Data Schedule