Form 10-Q
period 2000-10-29
HAMMONS JOHN Q HOTELS INC
filed 2000-11-13
CIK 930796

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

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

Yes    X          No
     -----      ------

Number of shares of Registrant's Class A Common Stock outstanding as of November 6, 2000: 5,125,875

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                    ASSETS

                                                                           September 29, 2000           December 31, 1999
                                                                           ------------------           -----------------
                                                                              (Unaudited)                   (Audited)
CURRENT ASSETS:

    Cash and equivalents                                                   $       34,311               $     49,727

    Marketable securities                                                          12,691                      4,982

    Receivables:
      Trade, less allowance for doubtful accounts of $226                          13,679                     11,677
      Construction reimbursements and other                                         1,607                      2,370
      Management fees                                                                 149                         63


    Inventories                                                                     1,392                      1,349

    Prepaid expenses and other                                                        500                      1,699
                                                                           --------------               ------------

      Total current assets                                                         64,329                     71,867


PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                          57,077                     55,818
    Buildings and improvements                                                    736,387                    683,462
    Furniture, fixture and equipment                                              287,353                    270,146
    Construction in progress                                                        9,999                     53,462
                                                                           --------------               ------------

                                                                                1,090,816                  1,062,888

    Less-accumulated depreciation and amortization                               (259,674)                  (227,411)
                                                                           --------------               ------------

                                                                                  831,142                    835,477

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net                            26,099                     26,968
                                                                           --------------               ------------

TOTAL ASSETS                                                               $      921,570               $    934,312
                                                                           ==============               ============

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                      (000's omitted, except share data)
                            LIABILITIES AND EQUITY

                                                                                     September 29, 2000      December 31, 1999
                                                                                     ------------------      -----------------
                                                                                         (Unaudited)              (Audited)
LIABILITIES:

    Current portion of long-term debt                                                $       14,167          $       16,569

    Accounts payable                                                                          5,315                  11,877

    Accrued expenses:
      Payroll and related benefits                                                            7,400                   7,720
      Sales and property taxes                                                               16,706                  10,368
      Insurance                                                                               4,288                   7,576
      Interest                                                                                3,503                  12,873
      Utilities, franchise fees and other                                                     7,819                   6,546
                                                                                     --------------          --------------
        Total current liabilities                                                            59,198                  73,529

    Long-term debt                                                                          824,222                 812,274
    Other obligations and deferred revenue                                                    1,976                   9,403
                                                                                     --------------          --------------
        Total liabilities                                                                   885,396                 895,206
                                                                                     --------------          --------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED
    PARTNER UNITS                                                                            24,485                  25,251

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 2,000,000 shares
      authorized, none outstanding                                                                -                       -
    Class A common stock, $.01 par value, 40,000,000 shares authorized in 2000 and 1999, 6,042,000 shares issued at September 29, 2000 and December 31,
      1999, and 4,943,175 and 5,308,120 outstanding at September 29, 2000 and
      December 31, 1999, respectively                                                            60                      60
    Class B common stock, $.01 par value, 1,000,000 shares authorized, 294,100
      shares issued and outstanding in 2000 and 1999                                              3                       3
    Paid-in capital                                                                          96,373                  96,373
    Retained deficit, net                                                                   (80,007)                (79,584)
    Treasury Stock, at cost:  1,098,825 shares and 733,880 shares at September
      29, 2000, and December 31, 1999, respectively                                          (4,740)                 (2,997)
                                                                                     --------------          --------------

TOTAL EQUITY                                                                                 11,689                  13,855
                                                                                     --------------          --------------

TOTAL LIABILITIES AND EQUITY                                                         $      921,570          $      934,312
                                                                                     ==============          ==============

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (000's omitted, except share data)

                                                                       Three Months Ended               Nine Months Ended
                                                                  Sept. 29, 2000  Oct. 1, 1999    Sept. 29, 2000    Oct. 1, 1999
                                                                  --------------  ------------    --------------    ------------
                                                                    (Unaudited)    (Unaudited)      (Unaudited)      (Unaudited)
REVENUES:
    Rooms                                                         $    70,421     $   61,132      $   204,851       $   174,599
    Food and beverage                                                  26,568         21,802           85,812            70,001
    Meeting room rental and other                                       7,359          6,272           22,688            18,654
                                                                  -----------     ----------      -----------       -----------
      Total revenues                                                  104,348         89,206          313,351           263,254

OPERATING EXPENSES:
    Direct operating costs and expenses
      Rooms                                                            17,914         15,829           51,278            44,386
      Food and Beverage                                                18,567         16,321           57,546            49,428
      Other                                                             1,002            907            2,862             2,764

    General, administrative and sales expenses                         32,146         27,638           94,785            79,532

    Repairs and maintenance                                             4,183          3,784           12,600            11,115

    Depreciation and amortization                                      13,620         11,913           39,826            33,751
                                                                  -----------     ----------      -----------       -----------
      Total operating costs                                            87,432         76,392          258,897           220,976
                                                                  -----------     ----------      -----------       -----------

INCOME FROM OPERATIONS                                                 16,916         12,814           54,454            42,278

OTHER INCOME (EXPENSE):
    Gain on property disposition                                            -              -                -             2,365
    Interest income                                                       723          1,083            1,914             2,476
    Interest expense and amortization of deferred financing
      fees                                                            (19,338)       (17,489)         (57,437)          (48,404)
                                                                  -----------     ----------      -----------       -----------
LOSS BEFORE MINORITY INTEREST, PROVISION FOR
    INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                           (1,699)        (3,592)          (1,069)           (1,285)
    Minority interest in losses of partnership                          1,218          2,575              766               921
                                                                  -----------     ----------      -----------       -----------

LOSS BEFORE PROVISION FOR INCOME TAXES,
    EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                 (481)        (1,017)            (303)             (364)
    Provision for income taxes                                            (30)           (30)            (120)             (120)
                                                                  -----------     ----------      -----------       -----------

LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                             (511)        (1,047)            (423)             (484)
    Extraordinary Item:  Cost of extinguishment of debt,
      net of applicable tax benefit                                         -              -                -                (5)
                                                                  -----------     ----------      -----------       -----------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                 (511)        (1,047)            (423)             (489)
    Cumulative Effect of Change in Accounting Principle, net
      of applicable tax benefit                                             -              -                -              (515)
                                                                  -----------     ----------      -----------       -----------

NET LOSS                                                          $      (511)    $   (1,047)     $    (1,004)      $    (1,004)
                                                                  ===========     ==========      ===========       ===========

BASIC AND DILUTED LOSS PER SHARE:
    Loss before Extraordinary Item and Cumulative Effect
      of Change in Accounting Principle                           $     (0.10)    $    (0.17)     $     (0.08)      $     (0.08)
    Extraordinary Item                                                      -              -                -                 -
    Cumulative Effect of Change in Accounting Principle                     -              -                -             (0.08)
                                                                  -----------     ----------      -----------       -----------
    Net Loss Allocable to Company                                 $               $               $                 $
                                                                        (0.10)         (0.17)           (0.08)            (0.16)
                                                                  ===========     ==========      ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                 5,271,002      6,029,958        5,418,851         6,145,325
                                                                  ===========     ==========      ===========       ===========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
            CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                           AND STOCKHOLDERS' EQUITY
                                (000's omitted)

                                                                        STOCKHOLDERS' EQUITY
                                                                        --------------------

                                                        Class A      Class B                 Company
                                          Minority      Common       Common     Paid in      Retained    Treasury
                                          Interest      Stock        Stock      Capital      Deficit       Stock       Total
                                         ---------     --------    ---------   ---------    ---------    --------     --------
BALANCE, December 31, 1999
(audited)                                $  25,251     $     60    $       3   $  96,373    $ (79,584)   $ (2,997)    $ 13,855
Net loss allocable to the Company                -            -            -           -         (423)          -         (423)

Minority interest in losses of
   partnership                                (766)           -            -           -            -           -            -
Treasury stock purchased                         -            -            -           -            -      (1,743)      (1,743)
                                        ----------     --------    ---------   ---------    ---------    --------     --------
BALANCE, September 29, 2000
(unaudited)                             $   24,485     $     60    $       3   $  96,373    $ (80,007)   $ (4,740)    $ 11,689
                                        ==========     ========    =========   =========    =========    ========     ========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                                              Nine Months Ended
                                                                                     September 29, 2000    October 1, 1999
                                                                                       (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                             $             (423)   $        (1,004)
Adjustment to reconcile net income to cash provided
by operating activities
        Minority interest in losses of partnership                                                 (766)              (921)
        Depreciation, amortization and loan cost amortization                                    41,656             35,178
        Extraordinary item                                                                            -                  5
        Cumulative effect of change in accounting principle                                           -                515
        Gain on sale of property and equipment                                                        -             (2,365)

Changes in certain assets and liabilities
        Receivables                                                                                (465)             2,027
        Inventories                                                                                 (43)                51
        Prepaid expenses and other                                                                  339                760
        Accounts payable                                                                         (6,562)            (4,869)
        Accrued expenses                                                                         (5,367)            (1,665)
        Other obligations and deferred revenue                                                   (7,427)            (1,208)
                                                                                     ------------------    ---------------
              Net cash provided by operating activities                                          20,942             26,504
                                                                                     ------------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Additions to property and equipment, net                                                (35,321)           (96,396)
        Proceeds form disposition of hotels                                                           -              6,500
        Restricted cash and receivable remaining from property dispositions                           -             (7,425)

        Franchise fees and other                                                                 (1,131)            (3,028)
        (Purchase) sale of marketable securities, net                                            (7,709)            (6,378)
                                                                                     ------------------    ---------------
              Net cash used in investing activities                                             (44,161)          (106,727)
                                                                                     ------------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from borrowings                                                                 24,441             83,191
        Repayments of debt                                                                      (14,895)           (17,709)
        Distributions                                                                                 -             (2,936)
        Purchase of treasury stock                                                               (1,743)            (1,713)
                                                                                     ------------------    ---------------
              Net cash provided by financing activities                                           7,803             60,833
                                                                                     ------------------    ---------------
              Decrease in cash and equivalents                                                  (15,416)           (19,390)

CASH AND EQUIVALENTS, beginning of period                                                        49,727             46,233
                                                                                     ------------------    ---------------
CASH AND EQUIVALENTS, end of period                                                  $           34,311    $        26,843
                                                                                     ==================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized                                   $           64,602    $        51,727
                                                                                     ==================    ===============

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

During the nine months ended September 29, 2000, the Company purchased 375,200 shares for approximately $1.7 million. Since the inception of its stock repurchase program in 1999, the Company has acquired a total of 1,119,400 shares at an average price of $4.32. The Board of Directors has authorized total purchases of treasury shares in 2000 of $3.0 million dollars.

Basic and diluted loss per share before extraordinary item and cumulative effect of change in accounting principle was $0.08 for the nine months ended September 29, 2000, and $0.08 for the nine months ended October 1, 1999, and was $0.10 for the three months ended September 29, 2000, and $0.17 for the three months ended October 1, 1999. The basic and diluted loss per share impact of the extraordinary item and the cumulative effect of the change in accounting principle was $0.08 for the nine months ended October 1, 1999. Basic and diluted loss per share was $0.08 for the nine-month 2000 period and $0.16 for the nine-month 1999 period. The nine-month period ended October 1, 1999, included an $0.11 gain related to the sale of a hotel in June 1999.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends SFAS 133's effective date. SFAS 137 states the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Upon adoption of this statement, the

Company anticipates no impact on its reported consolidated financial position, results of operations, cash flows or related disclosures.

5.   PROPERTY DISPOSITIONS

Effective June 16, 1999, the Company sold the Holiday Inn Express Hotel and Conference Center in Joliet, Illinois, to an unrelated party for $6.5 million, resulting in a gain of approximately $2.4 million. This hotel served as collateral under the 1994 first mortgage notes. The Company provided replacement collateral of equivalent value in accordance with the indenture provisions.

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

Results of Operations - Three-Month Period

The following discussion and analysis addresses results of operations for the three-month periods ended September 29, 2000 (the "2000 Quarter") and October 1, 1999 (the "1999 Quarter").

For the 2000 Quarter, the Company's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $30.5 million, an increase of 23.5% compared to the 1999 Quarter EBITDA of $24.7 million. The Mature Hotels' EBITDA was $24.2 million in the 2000 Quarter, up 7.1% from $22.6 million in the 1999 Quarter primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. Those four hotels, Portland Embassy Suites, St. Augustine World Golf Village, Tampa Embassy Suites, and Topeka Capitol Plaza, provided $1.2 million of EBITDA in the 2000 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels (excluding the hotels sold) decreased to 27.2% in the 2000 Quarter from 29.1% in the 1999 Quarter due primarily to the operating results of World Golf Village. The New Hotels' EBITDA for the 2000 Quarter was $3.0 million compared to $(0.7) million in the 1999 Quarter. This increase was due primarily to the strong performance of the New Hotels, especially the Embassy Suites at Dallas-Fort Worth Airport.

Total revenues for the 2000 Quarter were $104.3 million, an increase of $15.1 million, or 17.0%, compared to the 1999 Quarter, primarily as a result of the continued growth of the New Hotels, including the hotels opened late in 1999 and early 2000. The Company's Mature Hotels generated total revenues of $89.2 million in the 2000 Quarter, an increase of $11.7 million, or 15.1% compared to the 1999 Quarter. The Company's New Hotels generated total revenues of $14.4 million during the 2000 Quarter compared to $10.9 million in the 1999 Quarter. There are six New Hotels in the 2000 Quarter, compared to seven New Hotels in the 1999 Quarter.

Rooms revenues increased $9.3 million, or 15.2%, from the 1999 Quarter, but decreased slightly as a percentage of total revenues, to 67.5% from 68.5%. The dollar increase was primarily due to increased rooms revenues from the New Hotels, and an accompanying increase in the Company's average room rate to $98.30, a 3.9% increase compared to the 1999 Quarter average room rate of $94.64. In comparison, the average room rate for the hotel industry was $85.40 in the 2000 Quarter, up 5.4% from the 1999 Quarter. The increased average room rate was supplemented by a 1.3 percentage point increase in the Company's occupancy for the 2000 Quarter to 67.7%. Occupancy for the hotel industry was 69.7%, up 0.3 percentage points from the 1999 Quarter. The Company's Revenue Per Available Room (RevPAR) was $66.52 in the 2000 Quarter, up 5.8% from $62.86 in the 1999 Quarter. RevPAR for the hotel industry was $59.53, up 5.7% from the 1999 Quarter.

Food and beverage revenues increased $4.8 million, or 21.9%, compared to the 1999 Quarter, and increased slightly as a percentage of total revenues, to 25.5% from 24.4% in the 1999 Quarter. Sales at the New Hotels with full food and beverage services along with menu pricing adjustments accounted for substantially all of the increase in food and beverage revenues.

Meeting room rental and other revenues increased $1.1 million, or 17.3%, from the 1999 Quarter, and increased slightly as a percentage of revenues to 7.1% from 7.0%. The majority of the dollar increase was a result of revenues from the New Hotels as well as increased meeting and convention business in some of the Mature Hotels.

Rooms operating expenses increased $2.1 million, or 13.2%, compared to the 1999 Quarter, but decreased slightly as a percentage of rooms revenues to 25.4% from 25.9%. The dollar increase related primarily to expenses for New Hotels. For the Mature Hotels, excluding the one hotel sold in 1999, rooms operating expenses as a percentage of rooms revenues were 25.1% in the 2000 Quarter, compared to 23.9% in the 1999 Quarter.

Food and beverage operating expenses increased $2.2 million, or 13.8%, compared to the 1999 Quarter, but decreased as a percentage of food and beverage revenues, to 69.9% from 74.9%. The dollar increase was attributable to expenses associated with food and beverage revenues at the New Hotels. Profit margins improved due to reductions in both food costs and labor costs, as a percentage of food and beverage revenues.

Other operating expenses increased by 10.5%, compared to the 1999 Quarter, but decreased as a percentage of meeting room rental and other revenues, to 13.6% from 14.5%.

General, administrative and sales expenses increased $4.5 million, or 16.3%, over the 1999 Quarter, but decreased slightly as a percentage of revenues to 30.8% from 31.0%. The dollar increase was primarily attributable to the greater number of hotels in the 2000 Quarter.

Repairs and maintenance expenses increased $0.4 million, or 10.5%, compared to the 1999 Quarter, but decreased slightly as a percentage of revenues, to 4.0% from 4.2% in the 1999 Quarter. The dollar increase related to the net increase in number of hotels and rooms in 2000 compared to 1999.

Depreciation and amortization expenses increased $1.7 million, or 14.3%, compared to the 1999 Quarter, but decreased slightly as a percentage of revenues to 13.1% from 13.4%. The dollar increase related to the hotels opened in late 1999 and early 2000.

Income from operations increased $4.1 million, or 32.0%, compared to the 1999 Quarter. Expenses, particularly direct operating expenses, increased less rapidly than revenues, and the Company began to realize increased benefits from the maturing hotels.

Other expense, net increased $2.2 million, or 13.5%, from the 1999 Quarter, as the result of increased net interest expense related to the New Hotels.

Loss before minority interest, provision for income taxes, extraordinary item and cumulative effect of change in accounting principle was $1.7 million in the 2000 Quarter, compared to $3.6 million in the 1999 Quarter.

Basic and diluted loss per share was $0.10 in the 2000 Quarter and $0.17 in the 1999 Quarter.

Results of Operations - Nine-Month Period

The following discussion addresses results of operations for the nine-month periods ended September 29, 2000 (the "2000 Nine Months") and October 1, 1999 (the "1999 Nine Months").

For the 2000 Nine Months, the Company's total EBITDA was $94.3 million, a 24.0% increase compared to the 1999 Nine Months EBITDA of $76.0 million. The Mature Hotels' EBITDA was $76.0 million in the 2000 Nine Months, up $8.9 million from the 1999 Nine Months, primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. These four hotels that were included in New Hotels in 1999 and in Mature Hotels in 2000 provided $5.4 million of EBITDA in the 2000 Nine Months.

Total revenues increased to $313.4 million in the 2000 Nine Months from $263.3 million in the 1999 Nine Months, an increase of $50.1 million or 19.0%. The increase is primarily attributed to the continued growth of both New Hotels and Mature Hotels.

Rooms revenues increased to $204.9 million in the 2000 Nine Months from $174.6 million in the 1999 Nine Months, an increase of $30.3 million or 17.3% as a result of increases in average room rates and total number of available rooms. Rooms revenues as a percentage of total revenues decreased slightly, to 65.4%, compared to 66.3% in the 1999 Nine Months. The Company's average room rate increased to $98.36 in the 2000 Nine Months from $94.93 in the 1999 Nine Months, an increase of $3.43 or 3.6%. Occupancy increased to 66.0% in the 2000 Nine Months from 64.1% in the 1999 Nine Months, an increase of 1.9 percentage points.

Food and beverage revenues increased to $85.8 million in the 2000 Nine Months from $70.0 million in the 1999 Nine Months, an increase of $15.8 million or 22.6%, and increased as a percentage of total revenues to 27.4% from 26.6% in the 1999 Nine Months. The increase was attributable primarily to sales at the New Hotels and menu pricing adjustments.

Meeting room rental and other revenues increased to $22.7 million in the 2000 Nine Months from $18.7 million in the 1999 Nine Months, an increase of $4.0 million or 21.6%. Meeting room rental and other revenues also increased slightly as a percentage of total revenues to 7.2% from 7.1% in the 1999 Nine Months. The majority of the increase was the result of revenues from the New Hotels.

Rooms operating expenses increased to $51.3 million in the 2000 Nine Months from $44.4 million in the 1999 Nine Months, an increase of $6.9 million or 15.5%, but decreased slightly as a percentage of rooms revenue to 25.0% from 25.4% in the 1999 Nine Months. The dollar increase related to the additional hotels opened in late 1999 and early 2000.

Food and beverage operating expenses increased to $57.5 million in the 2000 Nine Months from $49.4 million in the 1999 Nine Months, an increase of $8.1 million or 16.4%. These expenses decreased as a percentage of food and beverage revenues in the 2000 Nine Months to 67.1%, from 70.6% in the 1999 Nine Months. Profit margins improved due to reductions in both food costs and labor costs, as a percentage of food and beverage revenues.

Other operating expenses increased to $2.9 million in the 2000 Nine Months, a 3.5% increase, but declined as a percentage of meeting room rental and other income, to 12.6% in the 2000 Nine Months from 14.8% in the 1999 Nine Months.

General, administrative and sales expenses increased to $94.8 million in the 2000 Nine Months from $79.5 million in the 1999 Nine Months, an increase of $15.3 million or 19.2%, and remained stable as a percentage of total revenues at 30.2%. The dollar increase in these expenses was primarily the result of a greater number of hotels in the 2000 Nine Month period.

Repairs and maintenance expenses increased to $12.6 million in the 2000 Nine Months from $11.1 million in the 1999 Nine Months, an increase of $1.5 million or 13.4%, but decreased as a percentage of total revenues, to 4.0% from 4.2%. The increase was a result of the increase in the total number of hotels open and rooms available.

Depreciation and amortization expenses increased to $39.8 million in the 2000 Nine Months from $33.8 million in the 1999 Nine Months, an increase of $6.0 million or 18.0%, but decreased slightly as a percentage of total revenues to 12.7% from 12.8% in the 1999 Nine Months. The dollar increase related to the hotels opened in late 1999 and early 2000.

Income from operations was $54.5 million in the 2000 Nine Months compared to $42.3 million in the 1999 Nine Months, an increase of $12.2 million or 28.8%. As a percentage of revenue, income from operations increased to 17.4% in the 2000 Nine Months compared to 16.1% in the 1999 Nine Months. The increase was due to increased revenues coupled with controls of operating expenses.

Other expense, net increased to $55.5 million in the 2000 Nine Months from $43.6 million in the 1999 Nine Months, an increase of $11.9 million or 27.5%. As a percentage of total revenues, other expense, net, increased to 17.7% from 16.6% in the 1999 Nine Months. The increase reflected a $2.4 million gain on property disposition in the 1999 Nine Months, and increased net interest expense in the 2000 Nine Months related to the New Hotels.

Loss before minority interest, provision for income taxes, extraordinary item and cumulative effect of change in accounting principle was $1.1 million in the 2000 Nine Months, compared to $1.3 million in the 1999 Nine Months.

Basic and diluted loss per share in the 2000 Nine Months was $0.08, compared to $ 0.16 for the 1999 Nine Months. The results of the 1999 Nine Months included an approximate $0.11 gain on the sale of a hotel in June 1999 and an $0.08 per share charge as the result of the change in accounting principle described above in Note 4 of the Notes to Consolidated Financial Statements.

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

At September 29, 2000, the Company had $34.3 million of cash and equivalents and $12.7 million of marketable securities, compared to $49.7 million and $5.0 million, respectively, at the end of 1999. These amounts are available for working capital requirements of the Company.

Net cash provided by operating activities was $20.9 million for the 2000 Nine Months compared to $26.5 million for the 1999 Nine Months. The decrease is primarily attributable to the reduction of other obligations, predominantly construction-related payables and the buy-out of several years of self-insurance reserves.

At September 29, 2000, total debt was $838.4 million compared with $828.8 million at the end of 1999. The increase is attributable to newly-opened hotels. The current portion of long-term debt was $14.2 million, compared to $16.6 million at the end of 1999. The Company incurred net capital expenditures of approximately $35.3 million during the 2000 Nine Months and $96.4 million during the 1999 Nine Months. Of the $35.3 million incurred during the 2000 Nine Months, approximately $17.0 million was for capital improvements on existing hotel properties, and approximately $18.3 million was for development of new hotels. During the remainder of 2000, the Company expects capital expenditures to total approximately $3.0 million.

As of September 29, 2000, the Company had no hotels under construction, while at October 1, 1999, the Company had three hotels under construction. Based upon current plans relating to capital expenditures, the Company anticipates that its capital resources will be adequate to satisfy its 2000 capital requirements for the currently planned projects and normal recurring capital improvement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Company are comprised of long-term fixed- and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company's long-term fixed and variable-rate debt obligations as of September 29, 2000:

                                                                           Expected Maturity Date
                                                                                (in millions)
                                                                                                    There-              Fair
                                                2000(d)    2001     2002       2003       2004      after     Total     Value
                                                                                                                         (e)
Long-Term Debt                          (a)

 $300 Million 1/st/ Mortgage Notes             $     -    $   -    $    -    $     -     $  300    $     -   $  300    $  313
    Average interest rate               (b)        8.9%     8.9%      8.9%       8.9%       8.9%       8.9%     8.9%

 $90 Million 1/st/ Mortgage Notes              $     -    $   -    $    -    $     -     $    -     $   90   $   90    $   94
    Average interest rate               (b)        9.8%     9.8%      9.8%       9.8%       9.8%       9.8%     9.8%

 Other fixed-rate debt obligations             $    13    $   7    $   32    $    38     $    6     $  219   $  315    $  315
    Average interest rate               (b)        8.2%     8.4%      8.7%       8.1%       8.4%       8.6%     8.5%

 Other variable-rate debt obligations          $     1    $  48    $    1    $    17     $   29     $   37   $  133    $  133
    Average interest rate               (c)        9.3%     9.3%      9.3%       9.3%       9.3%       9.3%     9.3%

     (a)  Includes amounts reflected as long-term debt due within one year.

     (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

     (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of September 29, 2000, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs

     (d) The 2000 balances include actual and projected principal repayments and weighted average interest rates for the year.

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

                                 JOHN Q. HAMMONS HOTELS, INC.


                                 By:     /s/ John Q. Hammons
                                         --------------------------------------
                                         John Q. Hammons
                                         Chairman, Founder, and
                                         Chief Executive Officer

                                 By:     /s/ Paul E. Muellner
                                         --------------------------------------
                                         Paul E. Muellner
                                         Vice President, Corporate Controller
                                         (Principal Financial Officer)

Dated:  November 10, 2000

                                 Exhibit Index
                                 -------------

27    Financial Data Schedule