Form 10-K405
period 2000-12-29
HAMMONS JOHN Q HOTELS INC
filed 2001-03-29
CIK 930796

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 29, 2000
         OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to __________________

                        Commission File Number 1-13486

                         JOHN Q. HAMMONS HOTELS, INC.
            (Exact Name of Registrant as specified in its charter)

           Delaware                                                43-1695093
  (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)

300 John Q. Hammons Parkway, Ste. 900
       Springfield, Missouri                                          65806
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

         The aggregate market value of the 4,491,464 shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $24,478,479 based on the closing price on the American Stock Exchange for such stock on March 13, 2001.

         Number of shares of the Registrant's Class A Common Stock outstanding as of March 13, 2001: 4,770,419.

                      Documents Incorporated by Reference

         Portions of the annual report to shareholders for the year ended December 29, 2000 are incorporated by reference into Part II. Portions of the proxy statement for the annual shareholders meeting to be held on May 1, 2001 are incorporated by reference into Part III.

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

Overview

         The Company is a leading independent owner, manager and developer of affordable upscale hotels in capital city, secondary and airport markets. The Company owns 47 hotels located in 20 states, containing 11,633 guest rooms or suites (the "Owned Hotels"), including two new hotels opened in 2000. The Company also manages six additional hotels located in three states, containing 1,356 guest rooms (the "Managed Hotels"). The Company's Owned Hotels and Managed Hotels (together, the "JQH Hotels") operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the Company's hotels are near a state capitol, university, airport or corporate headquarters, plant or other major facility and generally serve markets with populations of up to 300,000 people (or larger populations in the case of airport markets and many of the markets in which the Company has developed new hotels over the past several years).

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

         The JQH Hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. Each of the JQH Hotels is individually designed by the Company, and most contain an impressive multi-storied atrium, with water features and lush plantings, expansive meeting space, large guest rooms or suites and comfortable lounge areas. The Company believes that these design features enhance guest comfort and safety and increase the value perceived by the guest. The JQH Hotels' meeting facilities can be readily adapted to accommodate both larger and smaller meetings, conventions and trade shows. The 17 Holiday Inn JQH Hotels are affordably priced hotels designed to attract the business and leisure traveler desiring quality accommodations, including meeting facilities, in-house restaurants, cocktail lounges and room service. The 16 Embassy Suites JQH Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services. The JQH Hotels also include five non-franchise hotels, three Radissons, two Hampton Inn & Suites, two Marriotts, two Homewood Suites, one Crowne Plaza, one Sheraton, three Renaissance Hotels, and one Marriott Courtyard. Four of the non-franchise hotels have the word "Plaza" in their names, and the other non-franchise hotel is a resort hotel. The Company determines which brand of hotel to develop depending upon the demographics of the market to be served.

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

         The Company conducts all of its business operations through the Partnership and its subsidiaries. Mr. Hammons beneficially owns all 294,100 shares of Class B Common Stock of the Company, representing 73.5% of the combined voting power of both classes of the Company's Common Stock. The Company is the sole general partner of the Partnership through its ownership of all 6,336,100 general partner units (the "GP Units"), representing 28.31% of the total equity in the Partnership. Mr. Hammons beneficially owns all 16,043,900 limited partnership units of the Partnership (the "LP Units"), representing 71.69% of the total equity in the Partnership. The Class A Common Stock of the Company represents approximately 27% of the total equity of the Partnership, and the Class B Common Stock and LP Units beneficially owned by Mr. Hammons represent approximately 73% of the total equity in the Partnership. Mr. Hammons is also the beneficial owner of 244,300 shares of Class A Common Stock. After December 29, 2000, the Company has agreed to exchange approximately 1.3 million general partner units for funds advanced by John Q. Hammons Hotels, L.P. to the Company to repurchase its common stock. The number of general partner units to be exchanged is equivalent to the number of shares repurchased in accordance with the general partnership agreement.

         The Company's executive offices are located at 300 John Q. Hammons Parkway, Suite 900, Springfield, a Missouri 65806 and its telephone number is
(417) 864-4300. The Company is a Delaware corporation that was formed on September 29, 1994.

Development

         The Company's past development activity restricts its ability to grow per share income in the short term. Fixed charges for new hotels (such as depreciation and amortization expense and interest expense) exceed new hotel operating cash flow in the first one to three years of operations. As new hotels mature, the Company expects, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will continue to occur.

         The Company announced on September 11, 1998 that it was ceasing new development activity, except for the hotels then under construction, and currently has no hotels under construction, as the last hotels under construction in 1998 opened February 18, 2000.

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

         During 2000, the Company's Board of Directors authorized the Company to enter into a five-year management contract with Mr. Hammons whereby the Company would pay a maximum of 1 1/2% of the total development costs of Mr. Hammons' personally developed hotels for the opportunity to manage the hotels upon opening and the right of first refusal to purchase the hotels in the event they are offered for sale. As part of the management contract, the Company paid approximately $1,089,000 to Mr. Hammons in fiscal 2000. These costs will be amortized over the five-year contract period. As of December 29, 2000, the Company also paid and capitalized $366,000 of additional costs in accordance with the management contract. Amortization of these costs will commence upon the opening of the hotel.

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

         Creating operating, cost and guest service efficiencies in each hotel is a top priority to the Company. With a total of 53 hotels under management, the Company is able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under its management, the Company is able to secure volume pricing from its vendors that is not available to smaller hotel companies. The Company employs a systems trainer who is responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced.

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

Sales and Marketing

         The Company's marketing strategy is to market the JQH Hotels both through national marketing programs and local sales managers and a director of sales at each of the JQH Hotels. While the Company makes periodic modifications to the concept in order to address differences and maintain a sales organization structure based on market needs and local preferences, it generally utilizes the same major campaign concept throughout the country. The concepts are developed at its management headquarters while the modifications are implemented by the JQH Hotels' Regional Vice Presidents, District Director and local sales force, all of whom are experienced in hotel marketing. The sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel's competitive needs. In addition, the local sales force is responsible for developing and implementing marketing programs targeted at specific customer segments within each market. The Company requires that each of its sales managers complete an extensive sales training program. Before finishing the program, the sales manager must successfully complete certifications in three development phases.

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

Regulations and Insurance

         General. A number of states regulate the licensing of hotels and restaurants including liquor license grants by requiring registration, disclosure statements and compliance with specific standards of conduct. In addition, various federal and state regulations mandate certain disclosures and practices with respect to the sales of license agreements and the licensor/licensee relationship. The Company believes that each of the JQH Hotels has the necessary permits and approvals to operate its respective businesses. To supplement the Company's self insurance programs, umbrella, property, auto, commercial liability and worker's compensation insurance is provided to the JQH Hotels under blanket policies. Insurance expenses for the JQH Hotels were approximately $3.6 million, $1.1 million and $2.2 million in 2000, 1999 and 1998, respectively. During 2000, 1999 and 1998, the Company realized continued favorable trends in insurance expense as a result of claim experience and rate improvements and a favorable buyout of several prior self-insured years. After the end of 2000, the Company expects the insurance expense to increase due to the now fully-insured nature of most of the Company's insurance programs, other than medical, and the minimal number of policy years remaining which could be bought out. The Company believes that the JQH Hotels are adequately covered by insurance.

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

         Pending Insurance Claims. During fiscal 2000, the Company initiated the filing of claims with certain of its construction service providers as well as with its insurance carrier. These requests for recoveries result from various moisture related problems at certain of the Company's hotel properties. To date, the various contractors have attempted to correct these problems at essentially no direct cost to the Company. With respect to the residual moisture related problems, the Company has claims pending with its insurance carrier seeking reimbursement for repair costs incurred through December 29, 2000, of approximately $1.7 million. The Company has also incurred an additional approximate $2.6 million through December 29, 2000, of repair costs which it intends to file for reimbursement from its insurance carrier during 2001. Finally, the Company anticipates an additional approximate $5.0 million of claims will be incurred in the future and submitted to the insurance carrier in 2001 or 2002 as the applicable repair costs have been incurred and quantified. Management and its legal counsel are of the opinion it is remote that the Company would be unsuccessful realizing the claims pending or to be filed for costs incurred through or as of December 29, 2000. Accordingly, pending cost reimbursements as of December 29, 2000, are included as a component of current assets in the accompanying 2000 balance sheet, while the costs anticipated to be recovered through insurance have been deferred and are included as a component of deferred financing costs, franchise fees and other. Adjustments to these pending receivables or deferred costs, as applicable, will be recorded in the period in which the facts and circumstances which give rise to the adjustment become known.

Employees

         The Company employs approximately 7,000 full time employees, approximately 300 of whom are members of labor unions. The Company believes that labor relations with employees are good.

Management

         The following is a biographical summary of the experience of the executive officers and other key officers of the Company.

         John Q. Hammons is the Chairman, Chief Executive Officer, a director and founder of the Company. Mr. Hammons has been actively engaged in the development, management and acquisition of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed 87 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites trade names.

         Paul E. Muellner is Acting Chief Financial Officer of the Company. Prior to joining the Company in June of 1998, Mr. Muellner was Vice President of Finance for Carnival Hotels. He also served as Operations Controller at Omni Hotels as well as positions with Red Lion Inns and Marriott Corporation.

         Lonnie A. Funk is Executive Vice President of Operations. He began with the Company in 1975 as the General Manager at the Holiday Inn in Billings, Montana. In 1981, he was promoted to Regional Vice President of the Midwest Region. In November 1998, he became Senior Vice President of Operations, and in May 2000, he was promoted to his current position.

         Debra M. Shantz is General Counsel of the Company. She joined the Company in May 1995. Prior thereto, Ms. Shantz was a partner of Farrington & Curtis, P.C. (now Husch & Eppenberger, LLC), a law firm which serves as Mr. Hammons' primary outside counsel, where she practiced primarily in the area of real estate law. Ms. Shantz had been with that firm since 1988.

         Pat A. Shivers is Senior Vice President and Corporate Controller of the Company. He has been active in Mr. Hammons' hotel operations since 1985. Prior thereto, he had served as Vice President of Product Management in Winegardner & Hammons, Inc., a hotel management company.

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

         L. Scott Tarwater is Vice President, Sales and Marketing, of the Company. He joined the Company in September 2000 from Windsor Hospitality Group, Inc. in Los Angeles, California where he served as Senior Vice President, Sales and Marketing, for ten years. Prior to that time, Mr. Tarwater served as Senior Director, Sales and Marketing, for Embassy Suites, Inc., Irving, Texas.

         John D. Fulton is Vice President, Interior Design, of the Company. He joined the Company in 1989 from Integra/Brock Hotel Corporation, Dallas, Texas where he had been Director of Design and Purchasing for ten years.

         Kent S. Foster is Vice President, Human Resources, of the Company. He joined the Company in 1999 from Dayco Products, Inc. in Michigan where he served as Director and Manager, Human Resources. Prior thereto, Mr. Foster served as Assistant Vice President and Director, Human Resources, for Great Southern Savings & Loan Association, Springfield, Missouri.

         William T. George, Jr., is Vice President, Capital Planning and Asset Management, of the Company. He joined the Company in 1994 from Promus Hotel Corporation, where he had been director of capital refurbishment.

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

Item 2.  Properties.

         The Company leases its headquarters in Springfield, Missouri from a Missouri general partnership of which Mr. Hammons is a 50% partner. In 2000, the Company made aggregate annual lease payments of approximately $234,000 to such Missouri general partnership. The Company leases from John Q. Hammons the real estate on which three of the Company's hotels are located. These leases are more fully described in Item 13 "Certain Relationships and Related Transactions." The Company owns the land on which 34 of the Owned Hotels are located, while ten of the Owned Hotels are subject to long-term ground leases.

Description of Hotels - General

         The JQH Hotels are located in 21 states and contain a total of 12,989 rooms. The JQH Hotels operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the JQH Hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

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

         The Company retains responsibility for all aspects of the day-to-day management of each of the JQH Hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels owned by the Company. The Company typically refurbishes individual hotels every four to six years, and has spent an average per year of approximately $20 million in the last four years on the Owned Hotels. During 2001, the Company expects to spend approximately $22.3 million on refurbishment of the Owned Hotels.

Owned Hotels

         The Owned Hotels consist of 47 hotels, which are located in 20 states and contain a total of 11,633 guest rooms or suites. The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each Owned Hotel:

                                                       Number of
                                                       ---------
Location                    Franchise/Name             Rooms/Suites    Description                            Opening Date
--------                    --------------             ------------    -----------                            ------------
Montgomery, AL              Embassy Suites             237             Atrium;                                    8/95
                                                                       Meeting Space:  15,000 sq. ft.  (c)
Tucson, AZ                  Holiday Inn                299             Atrium;                                   11/81
                                                                       Meeting Space:  14,000 sq. ft.
Tucson, AZ                  Marriott                   250             Atrium;                                   12/96
                                                                       Meeting Space:  11,500 sq. ft.
Little Rock, AR             Embassy Suites             251             Atrium;                                    8/97
                                                                       Meeting         14,000 sq. ft.
                                                                       Space
Springdale, AR              Holiday Inn                206             Atrium;                                    7/89
                                                                       Meeting Space:  18,000 sq. ft.
                                                                       Convention
                                                                       Center:         29,280 sq. ft.
Springdale, AR              Hampton Inn & Suites       102             Meeting            400 sq. ft.            10/95
                                                                       Space:
Bakersfield, CA             Holiday Inn Select         259             Meeting Space:   9,735 sq. ft.  (c)        6/95
Monterey, CA                Embassy Suites             225             Meeting Space:  13,700 sq. ft.            11/95
Sacramento, CA              Holiday Inn                364             Meeting Space:   9,000 sq. ft.             8/79
San Francisco, CA           Holiday Inn                279             Meeting Space:   9,000 sq. ft.             6/72
Denver, CO(a)               Holiday Inn                256             Atrium;                                   10/82
                            (International Airport)                    Trade Center:   66,000 sq. ft.  (b)
Denver, CO                  Holiday Inn (Northglenn)   236             Meeting Space:  20,000 sq. ft.            12/80
Fort Collins, CO            Holiday Inn                259             Atrium;                                    8/85
                                                                       Meeting Space:  12,000 sq. ft.
Coral Springs, FL           Radisson Plaza             224             Atrium;          5,326 sq. ft.             5/99
                                                                       Convention      12,800 sq. ft.
                                                                       Center:
St. Augustine, FL           World Golf Village Resort  300             Atrium;                                    5/98
                                                                       Convention      40,000 sq. ft.
                                                                       Center:
Tampa, FL                   Embassy Suites             247             Atrium;                                    1/98
                                                                       Meeting Space:  18,000 sq. ft.
Cedar Rapids, IA            Collins Plaza              221             Atrium;                                    9/88
                                                                       Meeting Space:  11,250 sq. ft.
Davenport, IA               Radisson                   221             Meeting Space:   7,800 sq. ft.  (c)       10/95

Des Moines, IA              Embassy Suites             234             Atrium;                                    9/90
                                                                       Meeting Space:  13,000 sq. ft.
Des Moines, IA              Holiday Inn                288             Atrium;                                    1/87
                                                                       Meeting Space:  15,000 sq. ft.
Topeka, KS                  Capitol Plaza              224             Atrium;                                    8/98
                                                                       Convention      26,000 sq. ft.
                                                                       Center:
Bowling Green, KY           University Plaza           218             Meeting Space:   4,000 sq. ft.  (c)        8/95
Branson, MO                 Chateau on the Lake        301             Atrium;                                    5/97
                                                                       Meeting         40,000 sq. ft.
                                                                       Space:
Jefferson City, MO          Capitol Plaza              255             Atrium;                                    9/87
                                                                       Meeting Space:  14,600 sq. ft.
Joplin, MO                  Holiday Inn                262             Atrium;                                    6/79
                                                                       Meeting Space:   8,000 sq. ft.
                                                                       Trade Center:   32,000 sq. ft.  (b)
Kansas City, MO(a)          Embassy Suites             236             Atrium;                                    4/89
                                                                       Meeting Space:  12,000 sq. ft.
Kansas City, MO             Homewood Suites            117             Extended Stay                              5/97
Springfield, MO             Holiday Inn                188             Atrium;                                    9/87
                                                                       Meeting Space:   3,020 sq. ft.
Omaha, NE                   Embassy Suites             249             Atrium;                                    1/97
                                                                       Meeting Space:  13,000 sq. ft.
Reno, NV                    Holiday Inn                283             Meeting Space:   8,700 sq. ft.             2/74
Albuquerque, NM             Holiday Inn                311             Atrium;                                   12/86
                                                                       Meeting Space:  12,300 sq. ft.
Charlotte, NC               Renaissance Suites         275             Atrium;                                   12/99
                                                                       Meeting Space:  17,400 sq. ft.
Greensboro, NC(a)           Embassy Suites             219             Atrium;                                    1/89
                                                                       Meeting Space:  10,250 sq. ft.
Greensboro, NC(a)           Homewood Suites            104             Extended Stay                              8/96
Raleigh-Durham, NC          Embassy Suites             273             Atrium;                                    9/97
                                                                       Meeting Space:  20,000 sq. ft.
Oklahoma City, OK           Renaissance                311             Atrium;                                    1/00
                                                                       Meeting Space:  10,150 sq. ft.  (c)
Portland, OR(a)             Holiday Inn                286             Atrium;                                    4/79
                                                                       Trade Center:   37,000 sq. ft.  (b)
Portland, OR(a)             Embassy Suites             251             Atrium;                                    9/98
                                                                       Meeting Space:  11,000 sq. ft.
Columbia, SC                Embassy Suites             214             Atrium;                                    3/88
                                                                       Meeting Space:  13,000 sq. ft.
Greenville, SC              Embassy Suites             268             Atrium;                                    4/93
                                                                       Meeting Space:  20,000 sq. ft.
North Charleston, SC        Embassy Suites             255             Atrium;                                    2/00
                                                                       Meeting Space:   3,000 sq. ft.  (c)
Beaumont, TX                Holiday Inn                253             Atrium;                                    3/84

                                                                       Meeting       12,000 sq. ft
                                                                       Space:
Dallas/Ft. Worth Airport,   Embassy Suites             329             Atrium;                                    8/99
TX (a)                                                                 Meeting       18,900 sq. ft.
                                                                       Space:
Houston, TX(a)              Radisson                   288             Atrium;                                   12/85
                                                                       Meeting       14,300 sq. ft.
                                                                       Space:
Mesquite, TX                Hampton Inn Suites         160             Meeting       21,200 sq. ft.
                                                                       Space:                                     4/99
                                                                       Convention    35,100 sq. Ft  (c)
                                                                       Center:
Charleston, WV              Embassy Suites             253             Atrium;                                   12/97
                                                                       Meeting       14,600 sq. ft.
                                                                       Space:
Madison, WI                 Marriott                   292             Atrium;                                   10/85
                                                                       Meeting       15,000 sq. ft.  (b)
                                                                       Space:
                                                                       Convention    50,000 sq. ft.
                                                                       Center:

------------------------

(a)     Airport location
(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which are owned by the Company.
(c)     Large civic center is located adjacent to hotel.

Managed Hotels

        The Managed Hotels consist of six hotels; three Holiday Inns, one Sheraton, one Embassy Suites and one Marriott Courtyard located in three states (Missouri, Nebraska and South Dakota), and contain a total of 1,356 guest rooms. Mr. Hammons directly owns five of these six hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he has a 50% interest. Jacqueline Dowdy, a director and officer of the Company, and Lonnie A. Funk, an officer of the Company, each own a 25% interest in this entity. There is a convention and trade center adjacent to three of the Managed Hotels.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters.

          The Company's Class A common stock (the "Class A Common Stock") was listed on the New York Stock Exchange from November 23, 1994 until February 28, 2000 under the symbol "JQH." Effective February 28, 2000, the Class A Common Stock began trading on the American Stock Exchange under the symbol "JQH".

                           Stock Price Per Share
                           High             Low

1999
First Quarter           $ 5-1/2          $ 3-9/16
Second Quarter          $ 4-7/16         $ 3-1/2
Third Quarter           $ 4-1/2          $ 3-3/4
Fourth Quarter          $ 4-3/16         $ 3-5/16

2000
First Quarter           $ 5-1/8          $ 3-9/16
Second Quarter          $ 5-1/8          $ 4
Third Quarter           $ 7-3/16         $ 4-15/16
Fourth Quarter          $ 6-1/2          $ 5-1/8


On March 13, 2001, there were approximately 300 holders of record of the Class A Common Stock then outstanding. Based on the number of annual reports requested by brokers, the Company estimates that it has approximately 1800 beneficial owners of its Class A Common Stock. On March 13, 2001, the last reported sale price of the Class A Common Stock on the AMEX was $5.45.

Item 6.   Selected Financial Data.

          The information required by this item is hereby incorporated by reference to the material appearing in the 2000 Annual Report to Shareholders (the "Annual Report to Shareholders"), filed as Exhibit 13.1 hereto, under the caption "Selected Financial Data."

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 1, 2001 (the "Proxy Statement") under the caption "Election of Directors." Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Management." The information included in the Proxy Statement under the caption "16(a) Beneficial Ownership Reports" is hereby incorporated by reference.

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

                                    PART IV

Item 14.  Exhibits, Financial Schedules, and Reports on Form 8-K.

14(a)(1) Financial Statements

            Report of Independent Public Accountants

            Consolidated Balance Sheets at Fiscal 2000 and 1999 Year-Ends

            Consolidated Statements of Operations for the 2000, 1999, and 1998 Fiscal Years Ended

            Consolidated Statements of Changes In Minority Interest and Stockholders Equity (Deficit) for 2000, 1999, and 1998 Fiscal Years Ended.

            Consolidated Statements of Cash Flows for 2000, 1999, and 1998 Fiscal Years Ended.

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

               10.5  Form of Option Purchase Agreement

               10.7 Employment Agreement between John Q. Hammons Hotels, Inc. and Debra M. Shantz dated as of May 1, 1995, as amended on October 31, 1997 and October 31, 2000.

              10.18  1994 Employee Stock Option Plan

              10.19  1999 Non-Employee Director Stock and Stock Option Plan

14(b)    Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 29, 2000.

14(c)    Exhibits
         Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated by reference.

14(d)    Financial Statements

         None.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 29th day of March, 2001.

                                       JOHN Q. HAMMONS HOTELS, INC.

                                       By: /s/ John Q. Hammons
                                           -------------------
                                           John Q. Hammons
                                           Founder, Chairman, President and CEO

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities at John Q. Hammons Hotels, Inc. on March 29, 2001.

          Signatures                                              Title
          ----------                                              -----
 /s/ John Q. Hammons             Founder, Chairman, President and CEO of John Q. Hammons Hotels, Inc.
----------------------
John Q. Hammons                  (Principal Executive Officer)
/s/ Paul E. Muellner             Acting Chief Financial Officer of John Q. Hammons Hotels, Inc.
--------------------
Paul E. Muellner                 (Principal Financial and Accounting Officer)
 /s/ Jacqueline A. Dowdy         Director, Secretary of John Q. Hammons Hotels, Inc.
------------------------
Jacqueline A. Dowdy
 /s/ William J. Hart             Director of John Q. Hammons Hotels, Inc.
------------------------
William J. Hart
 /s/ Daniel L. Earley            Director of John Q. Hammons Hotels, Inc.
------------------------
Daniel L. Earley
 /s/ James F. Moore              Director of John Q. Hammons Hotels, Inc.
------------------------
James F. Moore
 /s/ John E. Lopez-Ona           Director of John Q. Hammons Hotels, Inc.
------------------------
John E. Lopez-Ona
 /s/ David C. Sullivan_          Director of John Q. Hammons Hotels, Inc.
-----------------------
David C. Sullivan
/s/ Donald H. Dempsey            Director of John Q. Hammons Hotels, Inc.
---------------------
Donald H. Dempsey

                                  EXHIBIT INDEX

    No.        Title
    ---        -----
    (a)3.1     Restated Certificate of Incorporation of the Company
    (a)3.2     Bylaws of the Company, as amended
    (a)3.3     Second Amended and Restated Agreement of Limited Partnership of the Partnership
    (a)3.4     Certificate of Limited Partnership of the Partnership, filed with the Secretary of State of the
               State of Delaware
    (a)3.5     Agreement of Limited Partnership of John Q. Hammons Hotels Two, L.P.
    (a)3.6     Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of
               the Partnership
    (b)3.7     Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of
               the Partnership
   (a)10.1     1994 Note Indenture
   (b)10.2     1995 Note Indenture
   (a)10.3     Holiday Inn License Agreement
   (a)10.4     Embassy Suites License Agreement
   (a)10.5     Form of Option Purchase Agreement
   (a)10.6     Collective Bargaining Agreement between East Bay Hospitality Industry Association, Inc.
               and Service Employee's International Union
   (e)10.6a    Collective Bargaining Agreement between Hotel Employee and Restaurant Employee Union
               Local 49 and Holiday Inn Sacramento Capitol Plaza, for 06/01/98 to 5/31/01
      10.7     Employment Agreement between John Q. Hammons Hotels, Inc. and Debra M. Shantz dated as of May 1, 1995, as amended on October 31, 1997 and October 31, 2000.
   (a)10.8     Letter Agreement re: Hotel Financial Services for Certain Hotels Owned and Operated by
               John Q. Hammons or JQH Controlled Companies
   (c)10.9a    John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq. ft.)
   (c)10.9b    John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq. ft.)
   (c)10.9c    John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq. ft.)
   (c)10.9d    John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq. ft.)
  (a)10.11     Triple Net Lease
  (a)10.12     Lease Agreement between John Q. Hammons and John Q. Hammons Hotels, L.P.
  (c)10.15a    Ground lease between John Q. Hammons and John Q. Hammons-Branson, L.P. - (Chateau
               on the Lake, Branson, Missouri)
  (c)10.15b    Ground lease between John Q. Hammons and John Q. Hammons-Hotels Two, L.P. - (Little
               Rock, Arkansas)
  (a)10.17     Operating Agreement of Rivercenter Plaza Development Co., L.C., an Iowa limited liability company
  (a)10.18     1994 Stock Option Plan
  (d)10.19     1999 Non-Employee Director Stock and Stock Option Plan
      12.1     Computations of Ratio of Earnings to Fixed Charges of the Company
      13.1     2000 Annual Report to Shareholders
   (a)21.1     Subsidiaries of the Company
      23.1     Consent of Arthur Andersen LLP

________________________
(a) Incorporated by reference to the same numbered exhibit in the Company's Registration Statement on Form S-1, No. 33-84570.
(b) Incorporated by reference to the partnership's Registration Statement on Form S-4, No. 33-99614.
(c) Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 3, 1997.
(d) Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 1, 1999.
(e) Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999.