Form 10-Q
period 2001-03-30
HAMMONS JOHN Q HOTELS INC
filed 2001-05-11
CIK 930796

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2001

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________________ to _________________

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

Yes   X     No
    -----

Number of shares of Registrant's Class A Common Stock outstanding as of May 10, 2001: 4,770,689

PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements


                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                     ASSETS

                                                                     March 30, 2001   December 29, 2000
                                                                     --------------   -----------------
                                                                       (Unaudited)        (Audited)
CURRENT ASSETS:

   Cash and equivalents                                                $    41,265       $     45,554
   Marketable securities                                                     6,572              3,617

   Receivables:
     Trade, less allowance for doubtful accounts of $231                    16,044             11,606
     Construction reimbursements, pending insurance claims and other         2,680              2,438
     Management fees                                                           154                101
   Inventories                                                               1,444              1,496
   Prepaid expenses and other                                                1,781              2,396
                                                                       -----------       ------------
     Total current assets                                                   69,940             67,208

PROPERTY AND EQUIPMENT, at cost:
   Land and improvements                                                    58,236             58,229
   Buildings and improvements                                              740,464            740,618
   Furniture, fixture and equipment                                        299,006            297,946
   Construction in progress                                                    988                 --
                                                                       -----------       ------------
                                                                         1,098,694          1,096,793
   Less-accumulated depreciation and amortization                         (286,944)          (273,535)
                                                                       -----------       ------------
                                                                           811,750            823,258

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net                     31,511             30,418
                                                                       -----------       ------------
TOTAL ASSETS                                                           $   913,201       $    920,884
                                                                       ===========       ============

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                      (000's omitted, except share data)


                                    LIABILITIES AND EQUITY

                                                                                    March 30, 2001        December 29, 2000
                                                                                    --------------        -----------------
                                                                                      (Unaudited)              (Audited)

LIABILITIES:
   Current portion of long-term debt                                                   $  56,535                $  56,258

   Accounts payable                                                                        4,319                    5,990

   Accrued expenses:
     Payroll and related benefits                                                          6,174                    9,077
     Sales and property taxes                                                             12,366                   11,642
     Insurance                                                                             2,386                    2,292
     Interest                                                                              8,113                   12,639
     Utilities, franchise fees and other                                                   7,371                    6,747
                                                                                       ---------                ---------
        Total current liabilities                                                         97,264                  104,645

   Long-term debt                                                                        778,368                  780,449
   Other obligations and deferred revenue                                                  2,606                    2,033
                                                                                       ---------                ---------
        Total liabilities                                                                878,238                  887,127
                                                                                       ---------                ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED
   PARTNER UNITS                                                                          24,454                   23,515

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares
     authorized, none outstanding                                                             --                       --
   Class A common stock, $.01 par value, 40,000,000 shares authorized in
     2001 and 2000, 6,042,000 shares issued at March 30, 2001 and December 29,
     2000, and 4,770,689 and 4,770,419 outstanding at March 30, 2001, and
     December 29, 2000, respectively                                                          60                       60
   Class B common stock, $.01 par value, 1,000,000 shares
     authorized, 294,100 shares issued and outstanding in 2001 and 2000                        3                        3
   Paid-in capital                                                                        96,373                   96,373
   Retained deficit, net                                                                 (80,153)                 (80,420)
   Treasury Stock, at cost: 1,271,311 shares and 1,271,581 shares at March 30, 2001,
     and December 29, 2000, respectively                                                  (5,774)                  (5,774)
                                                                                       ---------                ---------
TOTAL EQUITY                                                                              10,509                   10,242
                                                                                       ---------                ---------
TOTAL LIABILITIES AND EQUITY                                                           $ 913,201                $ 920,884
                                                                                       =========                =========


                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (000's omitted, except share data)



                                                                               Three Months Ended
                                                                         March 30, 2001    March 31, 2000
                                                                         --------------    --------------
                                                                           (Unaudited)       (Unaudited)
REVENUES:
   Rooms                                                                   $    69,940       $    63,273
   Food and beverage                                                            31,668            28,620
   Meeting room rental and other                                                13,701            12,231
                                                                           -----------       -----------
     Total revenues                                                            115,309           104,124

OPERATING EXPENSES:
   Direct operating costs and expenses
     Rooms                                                                      17,206            16,117
     Food and Beverage                                                          24,761            23,797
     Other                                                                         864               892

   General, administrative and sales expenses                                   35,074            31,018

   Repairs and maintenance                                                       4,371             4,061

   Depreciation and amortization                                                13,548            12,826
                                                                           -----------       -----------

     Total operating costs                                                      95,824            88,711
                                                                           -----------       -----------

INCOME FROM OPERATIONS                                                          19,485            15,413

OTHER INCOME (EXPENSE):
   Interest income                                                                 641               381
   Interest expense and amortization of deferred financing fees                (18,890)          (18,366)
                                                                           -----------       -----------

INCOME (LOSS) BEFORE MINORITY INTEREST AND PROVISION FOR
   INCOME TAXES                                                                  1,236            (2,572)
   Minority interest in (earnings) loss of partnership                            (939)            1,844
                                                                           -----------       -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                    297              (728)
   Provision for income taxes                                                      (30)              (30)
                                                                           -----------       -----------

NET INCOME (LOSS)                                                          $       267       $      (758)
                                                                           ===========       ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
   Net Income (Loss) Allocable to Company                                  $      0.05       $     (0.14)
                                                                           ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                          5,064,564         5,525,760
                                                                           ===========       ===========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
            CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                           AND STOCKHOLDERS' EQUITY

                                (000's omitted)

                                                                                  STOCKHOLDERS' EQUITY
                                                                                  --------------------
                                                          Class A       Class B                Company
                                           Minority       Common        Common    Paid-In      Retained     Treasury
                                           Interest        Stock         Stock    Capital      Deficit        Stock      Total
                                           --------       -------       -------   -------      --------     --------     -----
BALANCE, December 29, 2000 (audited)       $ 23,515        $ 60          $   3    $ 96,373     $ (80,420)   $ (5,774)   $ 10,242
Net income allocable to the Company               -           -              -           -           267           -         267
Minority interest in earnings of
   partnership                                  939           -              -           -             -           -           -
                                           --------        ----          -----    --------     ---------    --------    --------
BALANCE, March 30, 2001 (unaudited)        $ 24,454        $ 60          $   3    $ 96,373     $ (80,153)   $ (5,774)   $ 10,509
                                           ========        ====          =====    ========     =========    ========    ========

                See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                            Three months ended
                                                                    March 30, 2001      March 31, 2000
                                                                    --------------      --------------
                                                                      (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $    267             $   (758)
Adjustment to reconcile net income (loss) to cash provided
by operating activities
   Minority interest in earnings (losses) of partnership                   939               (1,844)
   Depreciation, amortization and loan cost amortization                14,100               13,389
Changes in certain assets and liabilities
   Receivables                                                          (4,733)              (3,609)
   Inventories                                                              52                  (17)
   Prepaid expenses and other                                              615                  419
   Accounts payable                                                     (1,671)              (7,101)
   Accrued expenses                                                     (5,987)              (5,118)
   Other obligations and deferred revenue                                  573               (6,187)
                                                                      --------             --------
     Net cash provided by (used in) operating activities                 4,155              (10,826)
                                                                      --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net                             (1,870)             (18,208)
   Franchise fees and other                                             (1,815)                (208)
   (Purchase) sale of marketable securities, net                        (2,955)                 (99)
                                                                      --------             --------
     Net cash used in investing activities                              (6,640)             (18,515)
                                                                      --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                 --               21,480
   Repayments of debt                                                   (1,804)              (1,602)
   Purchase of treasury stock                                               --                 (483)
                                                                      --------             --------
     Net cash (used in) provided by financing activities                (1,804)              19,395
                                                                      --------             --------
     Decrease in cash and equivalents                                   (4,289)              (9,946)

CASH AND EQUIVALENTS, beginning of period                               45,554               49,727
                                                                      --------             --------
CASH AND EQUIVALENTS, end of period                                   $ 41,265             $ 39,781
                                                                      ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized                    $ 22,879             $ 22,591
                                                                      ========             ========

                See Notes to Consolidated Financial Statements

JOHN Q. HAMMONS HOTELS, INC. AND COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   ENTITY MATTERS

The accompanying consolidated financial statements include the accounts of John
Q. Hammons Hotels, Inc. and John Q. Hammons Hotels, L.P. and subsidiaries, (collectively, the Company or, as the context may require, John Q. Hammons Hotels, Inc. only).

The Company was formed in September 1994 and had no operations or assets prior to its initial public offering of Class A common stock in November 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons (JQH) contributed approximately $5 million in cash to the Company in exchange for 294,100 shares of Class B common stock (which represented approximately 72% of the voting control of the Company). The Company contributed the approximate $96 million of net proceeds from the Class A and Class B common stock offerings to John Q. Hammons Hotels, L.P. (the "Partnership") in exchange for approximately 28% general partnership interest. Effective December 30, 2000, the Company exchanged 1,271,311 general partnership units for funds advanced by the Partnership to the Company to repurchase its common stock. The number of general partnership units exchanged is equivalent to the number of shares repurchased, as outlined by the partnership agreement. As a result, JQH's limited partnership interest currently is approximately 76% while the Company's general partnership interest is approximately 24%.

All significant balances and transactions between the entities and properties have been eliminated.

2.   GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 29, 2000 which included financial statements for the fiscal years ended December 29, 2000, December 31, 1999 and January 1, 1999.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

The Company considers all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2001. These securities are valued at current market value, which approximates cost.

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

Since there are no material dilutive securities, basic and diluted income and loss per share are identical, thus a reconciliation of the numerator and denominator is not necessary. Basic and diluted income per share was $0.05 for the three months ended March 30, 2001, compared to a loss of $0.14 per share for the three months ended March 31, 2000.

During 2000, the Company purchased 547,956 shares of Class A common stock for approximately $2.8 million. During the 2001 period, the Company purchased no shares.

4.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company adopted this statement in the fourth quarter of fiscal 2000 with no impact on its reported consolidated financial position, results of operation, cash flow or related disclosures.

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

Although the Company is not developing new hotels, Mr. Hammons has personally developed two projects that opened during 2000 including an Embassy Suites Hotel in Lincoln, Nebraska

(opened May 1, 2000) and the Marriott Courtyard in Springfield, Missouri (opened April 10, 2000). In addition, Mr. Hammons has three hotels under development which will open during 2001 including a Renaissance Hotel in Richardson, Texas (opening May, 2001), an Embassy Suites Hotel in Nashville, Tennessee (Franklin, opening August, 2001), and a Residence Inn in Springfield, Missouri (opening September, 2001). All of these properties will be managed by the Company.

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

Results of Operations. The following discussion and analysis addresses results of operations for the three month periods ended March 30, 2001 (the "2001 Quarter") and March 31, 2000 (the "2000 Quarter").

For the 2001 Quarter, the Company's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $33.0 million, a 17.0% increase over the 2000 Quarter EBITDA of $28.2 million. As a percentage of total revenues, EBITDA increased to 28.6% in the 2001 Quarter from 27.1% in the 2000 Quarter, primarily as a result of an increase in occupancy percentage, average daily rate and rooms revenue per available room over the 2000 quarter as discussed below. The Mature Hotels' EBITDA was $28.9 million in the 2001 Quarter, up 29.0% from $24.6 million in the 2000 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels decreased to 26.8% in the 2001 Quarter from 27.2% in the 2000 Quarter. The New Hotels' EBITDA for the 2001 Quarter was $1.7 million compared to $1.3 million in the 2000 Quarter. In the 2001 Quarter, the Company had two New Hotels, compared to six New Hotels in the 2000 Quarter. The 2000 Quarter results include $0.5 million in preopening expenses related to two hotels then under construction.

Total revenues for the 2001 Quarter were $115.3 million, an increase of $11.2 million, or 10.7%, compared to the 2000 Quarter, primarily as a result of the continued growth of the Mature Hotels and the hotels opened during 2000. The Company's Mature Hotels generated total revenues of $107.9 million in the 2001 Quarter, an increase of $17.3 million, or 19.1%, compared to the 2000 Quarter. The Company's two New Hotels generated total revenues of $6.7 million during the 2001 Quarter compared to $13.0 million from the six New Hotels in the 2000 Quarter.

Rooms revenues increased $6.7 million, or 10.5%, from the 2000 Quarter, but as a percentage of total revenues fell to 60.7% from 60.8%. The dollar increase was primarily due to an increase in the Company's average room rate to $103.68, a 5.4% increase compared to the 2000 Quarter average room rate of $98.35, and a
1.7 percentage point increase in the Company's occupancy for the 2001 Quarter to 63.7%. In comparison, the average room rate for the hotel industry was $89.26 in the 2001 Quarter, up 4.8% from the 2000 Quarter. Occupancy for the hotel industry was 59.1% which was the same as the 2000 Quarter. The Company's Revenue Per Available Room (RevPAR) was $66.07 in the 2001 Quarter, up 8.4% from $60.96 in the 2000 Quarter. RevPAR for the hotel industry was $52.75, up 4.8% from the 2000 Quarter.

Food and beverage revenues increased $3.0 million, or 10.6%, compared to the 2000 Quarter, and remained constant as a percentage of total revenues at 27.5%. The increased dollar amount was the result of higher occupancy and the increased number of hotels.

Meeting room rental and other revenues increased $1.5 million, or 12.0%, from the 2000 Quarter as the result of increased use of convention facilities, and increased slightly as a percentage of revenues, to 11.9% from 11.7%.

Rooms operating expenses increased $1.1 million, or 6.8%, compared to the 2000 Quarter, but decreased as a percentage of rooms revenues to 24.6% from 25.4%. The dollar increase was attributable to higher labor cost and expenses directly related to increased occupied rooms over the 2000 Quarter.

Food and beverage operating expenses increased $1.0 million, or 4.1%, compared to the 2000 Quarter, but decreased as a percentage of food and beverage revenues to 78.2% from 83.1%. The dollar increase was attributable to greater labor and food costs associated with increased food and beverage sales.

Other operating expenses remained constant compared to the 2000 Quarter and decreased as a percentage of meeting room rental and other revenues, to 6.3% from 7.3%.

General, administrative and sales expenses increased $4.1 million, or 13.1%, over the 2000 Quarter, and increased as a percentage of total revenues to 30.4% from 29.8%. The dollar increase was primarily attributable to increases in utility costs and guest loyalty programs.

Repairs and maintenance expenses increased $0.3 million, or 7.6%, compared to the 2000 Quarter and decreased slightly as a percentage of revenues to 3.8% from 3.9% in the 2000 Quarter.

Depreciation and amortization expenses increased $0.7 million, or 5.6%, compared to the 2000 Quarter, but decreased as a percentage of revenues to 11.7% from 12.3%. The dollar increase is primarily attributable to the two New Hotels opened in 2000.

Income from operations increased $4.1 million, or 26.4%, compared to the 2000 Quarter, and increased as a percentage of revenues, to 16.9% from 14.8% in the 2000 Quarter.

Interest expense and amortization of deferred financing fees increased slightly, by $0.5 million, or 2.9%, from the 2000 Quarter, but decreased as a percentage of total revenues to 16.4% from 17.6%.

Income (loss) before minority interest, and provision for income taxes, was $1.2 million of income compared to a $2.6 million loss in the 2000 Quarter, a change of $3.8 million. This increase is attributable to a higher occupancy percentage and RevPAR, as well as improved operating margins in rooms and food and beverage departments over the 2000 Quarter.

Basic and diluted income (loss) per share in the 2001 Quarter was $0.05 of income, compared to a $0.14 loss in the 2000 Quarter.

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

At March 30, 2001, the Company had $41.3 million of cash and equivalents and $6.6 million of marketable securities, compared to $45.6 million and $3.6 million, respectively, at the end of 2000. The cash and equivalents are available for working capital requirements of the Company.

Operating activities provided the Company with $4.2 million for the 2001 Quarter compared to using $10.8 million for the 2000 Quarter. This change is attributable to the reduction of construction and other payables related to the two hotels opened in the 2000 Quarter.

At March 30, 2001, total debt was $834.9 million compared with $836.7 million at the end of 2000. The decrease is attributable to completion of new hotel development in 2000 and scheduled reduction of principal on existing debt. The current portion of long-term debt was $56.5 million, compared with $56.3 million at the end of 2000. The Company intends to refinance or enter into extensions for approximately $47.0 million of debt maturing in 2001. The Company incurred net capital expenditures of approximately $1.9 million during the 2001 Quarter and $18.2 million during the 2000 Quarter. During the remainder of 2001, the Company expects capital expenditures to total approximately $20 million.

During fisca1 2000, the Company initiated claims against certain of its construction service providers as well as with its insurance carrier. These requests for recoveries result from moisture-related problems at certain of the Company's hotel properties. To date, the various contractors have attempted to correct these problems at essentially no direct cost to the Company. Through March 30, 2001, the Company has incurred $4.9 million of repair costs related to the underlying problems. Management and its legal counsel are of the opinion that it is remote that the Company would be unsuccessful in realizing the claims pending for costs incurred resulting from these problems. Accordingly, pending cost reimbursements are included as a component of current assets in the accompanying balance sheets, while the costs anticipated to be recovered through insurance have been deferred and are included as a component of deferred financing costs, franchise costs, franchise fees and other. Adjustments to these pending receivables or deferred costs, as applicable, will be recorded in the period in which the facts and circumstances which give rise to the adjustments become known.

Based upon current plans relating to capital expenditures, the Company anticipates that its capital resources will be adequate to satisfy its 2001 capital requirements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Company are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company's long-term fixed and variable rate debt obligations as of March 30, 2001.


                            Expected Maturity Date
                                 (in millions)


                                                                                                                       Fair
                                                                                                 There-               Value
                                                 2001(d)      2002      2003    2004      2005   After      Total      (e)
Long-Term Debt                             (a)
$300 Million 1/st/ Mortgage Notes                $    -      $   -     $  -     $300     $  -    $   -      $ 300     $ 296
Average interest rate                      (b)      8.9%       8.9%     8.9%     8.9%                         8.9%
$90 Million 1/st/ Mortgage Notes Average         $    -      $   -     $  -     $  -     $ 90    $   -      $  90     $  88
interest rate                              (b)      9.8%       9.8%     9.8%     9.8%     9.8%                9.8%
Other fixed-rate debt obligations                $    8    $    32     $ 39     $  7     $  8    $ 217      $ 311     $ 311
Average interest rate                      (b)      8.3%       8.6%     8.1%     8.4%     8.4%     8.6%       8.5%
Other variable-rate debt obligations             $   49    $     1     $ 17     $ 29     $  1    $  37      $ 134     $ 134
Average interest rate                      (c)      8.1%       8.1%     8.1%     8.1%     8.1%     8.1%       8.1%

         (a)   Includes amounts reflected as long-term debt due within one year.

         (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

         (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of March 30, 2001, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

         (d) The 2001 balances include actual and projected principal payments and weighted average interest rates for the year.

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

                  None

    (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            JOHN Q. HAMMONS HOTELS, INC.


                                            By: /s/ John Q. Hammons
                                               -------------------------------
                                                    John Q. Hammons
                                                    Chairman, Founder, and
                                                    Chief Executive Officer

                                            By: /s/ Paul E. Muellner
                                               -------------------------------
                                                    Paul E. Muellner
                                                    Chief Financial Officer

Dated: May 11, 2001