Form 10-Q
period 2001-06-29
HAMMONS JOHN Q HOTELS INC
filed 2001-08-13
CIK 930796

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001

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

Yes    X     No
    -------     -------

Number of shares of Registrant's Class A Common Stock outstanding as of August
10, 2001:   4,782,179

PART I - FINANCIAL INFORMATION
          Item 1.  Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS


                                                              June 29, 2001    December 29, 2000
                                                              -------------    -----------------
                                                               (Unaudited)         (Audited)

CURRENT ASSETS:
    Cash and equivalents                                        $  53,033          $ 45,554

    Marketable securities                                           9,624             3,617


    Receivables:
      Trade, less allowance for doubtful accounts of $231          13,765            11,606

      Pending insurance claims and other                            2,919             2,438

      Management fees                                                 171               101


    Inventories                                                     1,290             1,496


    Prepaid expenses and other                                      1,510             2,396
                                                                ---------        ----------

      Total current assets                                         82,312            67,208


PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                          58,579            58,229

    Buildings and improvements                                    740,917           740,618

    Furniture, fixture and equipment                              302,283           297,946

    Construction in progress                                        4,814                 -
                                                                ---------        ----------

                                                                1,106,593         1,096,793


    Less-accumulated depreciation and amortization               (300,417)         (273,535)
                                                                ---------        ----------

                                                                  806,176           823,258


DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net            31,745            30,418
                                                                ---------        ----------

TOTAL ASSETS                                                    $ 920,233        $  920,884
                                                                =========        ==========

                 See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                      (000's omitted, except share data)

                            LIABILITIES AND EQUITY


                                                                                       June 29, 2001   December 29, 2000
                                                                                       -------------   -----------------
                                                                                        (Unaudited)        (Audited)

LIABILITIES:

    Current portion of long-term debt                                                      $ 57,080        $ 56,258

    Accounts payable                                                                          5,815           5,990

    Accrued expenses:
      Payroll and related benefits                                                            7,530           9,077
      Sales and property taxes                                                               14,974          11,642
      Insurance                                                                               2,190           2,292
      Interest                                                                               12,202          12,639
      Utilities, franchise fees and other                                                     9,301           6,747
                                                                                            -------         -------
        Total current liabilities                                                           109,092         104,645

    Long-term debt                                                                          770,448         780,449
    Other obligations and deferred revenue                                                    2,780           2,033
                                                                                            -------         -------
        Total liabilities                                                                   882,320         887,127
                                                                                            =======         =======

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED
    PARTNER UNITS                                                                            26,704          23,515

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 2,000,000 shares
      authorized, none outstanding                                                                -               -
    Class A common stock, $.01 par value, 40,000,000 shares authorized in 2001 and 2000, 6,042,000 shares issued at June 29, 2001, and December 29, 2000, and 4,778,979 and 4,770,419 outstanding at June 29, 2001, and December 29,
      2000, respectively                                                                         60              60
    Class B common stock, $.01 par value, 1,000,000 shares authorized, 294,100
      shares issued and outstanding in 2001 and 2000                                              3               3

    Paid-in capital                                                                          96,373          96,373
    Retained deficit, net                                                                   (79,503)        (80,420)
    Treasury Stock, at cost:  1,263,021 shares and 1,271,581 shares at June 29,
     2001, and December 29, 2000, respectively                                               (5,724)         (5,774)
                                                                                           --------        --------
TOTAL EQUITY                                                                                 11,209          10,242
                                                                                           --------        --------
TOTAL LIABILITIES AND EQUITY                                                               $920,233        $920,884
                                                                                           ========        ========



                See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000's omitted, except share data)


                                                                            Three Months Ended                Six Months Ended
                                                                       June 29,          June 30,        June 29,         June 30,
                                                                         2001              2000            2001             2000
                                                                      ----------        ----------      -----------      ----------
                                                                      (Unaudited)       (Unaudited)      (Unaudited)     (Unaudited)

REVENUES:
    Rooms                                                             $   72,222        $   71,157      $   142,162      $  134,430
    Food and beverage                                                     30,238            30,624           61,906          59,244
    Meeting room rental and other                                         14,490            12,717           28,191          24,948
                                                                      ----------        ----------      -----------      ----------
      Total revenues                                                     116,950           114,498          232,259         218,622

OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                                               18,153            17,247           35,359          33,364
      Food and Beverage                                                   25,192            24,801           49,953          48,598
      Other                                                                  905               968            1,769           1,860

    General, administrative and sales expenses                            33,547            31,621           68,621          62,639

    Repairs and maintenance                                                4,585             4,356            8,956           8,417

    Depreciation and amortization                                         13,684            13,380           27,232          26,206
                                                                      ----------        ----------      -----------      ----------

      Total operating costs                                               96,066            92,373          191,890         181,084
                                                                      ----------        ----------      -----------      ----------

INCOME FROM OPERATIONS                                                    20,884            22,125           40,369          37,538

OTHER INCOME (EXPENSE):
    Interest income                                                          512               311            1,153             692
    Interest expense and amortization of deferred financing fees         (18,386)          (19,234)         (37,276)        (37,600)
                                                                      ----------        ----------      -----------      ----------

INCOME BEFORE MINORITY INTEREST, PROVISION FOR
    INCOME TAXES AND EXTRAORDINARY ITEM                                    3,010             3,202            4,246             630
    Minority interest in earnings of partnership                          (2,288)           (2,296)          (3,227)           (452)
                                                                      ----------        ----------      -----------      ----------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
    EXTRAORDINARY ITEM                                                       722               906            1,019             178
    Provision for income taxes                                               (60)              (60)             (90)            (90)
                                                                      ----------        ----------      -----------      ----------

INCOME BEFORE EXTRAORDINARY ITEM                                             662               846              929              88
    Extraordinary Item:  Cost of extinguishment of debt, net of
      applicable tax benefit                                                 (12)                -              (12)              -
                                                                      ----------        ----------      -----------      ----------

NET INCOME                                                               $   650           $   846          $   917         $    88
                                                                      ==========        ==========       ==========       =========
BASIC EARNINGS PER SHARE:

    Earnings before Extraordinary Item                                  $   0.13          $   0.16         $   0.18        $   0.02
    Extraordinary Item                                                         -                 -                -               -
                                                                      ----------        ----------      -----------      ----------
    Per Share Net Earnings Allocable to Company                         $   0.13          $   0.16         $   0.18        $   0.02
                                                                      ----------        ----------      -----------      ----------
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                              5,070,073         5,459,790        5,067,318       5,492,775
                                                                      ==========        ==========       ==========      ==========

DILUTED EARNINGS PER SHARE:

    Earnings before Extraordinary Item                                  $   0.12          $   0.16         $   0.17        $   0.02
    Extraordinary Item                                                         -                 -                -               -
                                                                      ----------        ----------      -----------      ----------
    Per Share Net Earnings Allocable to Company                         $   0.12          $   0.16         $   0.17        $   0.02
                                                                      ==========        ==========       ==========      ==========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                            5,284,969         5,459,790        5,282,214       5,492,775
                                                                      ==========        ==========       ==========      ==========

                 See Notes to Consolidated Financial Statements

                         JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
             CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                            AND STOCKHOLDERS' EQUITY
                                 (000's omitted)


                                                                                  STOCKHOLDERS' EQUITY
                                                                                  --------------------
                                                       Class A      Class B                     Company
                                       Minority         Common       Common      Paid in       Retained      Treasury
                                       Interest         Stock        Stock       Capital        Deficit        Stock         Total
                                       --------        -------      -------     --------      ----------     ---------     --------

BALANCE, December 29, 2000
(audited)                              $ 23,515         $  60        $   3      $ 96,373      $ (80,420)     $ (5,774)     $ 10,242
Issuance of Common Stock to
 directors                                    -             -            -             -              -            50            50
Net income allocable to the Company           -             -            -             -            917             -           917
Minority interest in earnings of
   partnership, after extraordinary
   item of $38                            3,189             -            -             -              -             -             -
                                       --------         -----        -----      --------      ---------      --------      --------
BALANCE, June 29, 2001
(unaudited)                            $ 26,704         $  60        $   3      $ 96,373      $ (79,503)     $ (5,724)     $ 11,209
                                       ========         =====        =====      ========      =========      ========      ========

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)


                                                                              Six months ended
                                                                       June 29, 2001     June 30, 2000
                                                                       -------------     -------------
                                                                        (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $     917         $      88


Adjustment to reconcile net income to cash provided
by operating activities
        Minority interest in earnings of partnership                         3,227               452
        Depreciation, amortization and loan cost amortization               28,388            27,469
        Extraordinary item                                                      12                 -

Changes in certain assets and liabilities
        Receivables                                                         (2,710)           (1,178)
        Inventories                                                            206                (5)
        Prepaid expenses and other                                             886               778
        Accounts payable                                                      (175)           (6,199)
        Accrued expenses                                                     3,800             3,505
        Other obligations and deferred revenue                                 747            (7,534)
                                                                       -----------        ----------
              Net cash provided by operating activities                     35,298            17,376
                                                                       -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment, net                            (9,840)          (27,523)
        Franchise fees and other                                            (2,843)              153
        Purchase of marketable securities, net                              (6,007)           (3,751)
                                                                       -----------        ----------
              Net cash used in investing activities                        (18,690)          (31,121)
                                                                       -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from borrowings                                                 -            22,923
        Repayments of debt                                                  (9,179)          (13,250)
        (Purchase) sale of treasury stock                                       50            (1,320)
                                                                       -----------        ----------
              Net cash (used in) provided by financing activities           (9,129)            8,353
                                                                       -----------        ----------
              Increase (decrease) in cash and equivalents                    7,479            (5,392)

CASH AND EQUIVALENTS, beginning of period                                   45,554            49,727
                                                                       -----------        ----------
CASH AND EQUIVALENTS, end of period                                    $    53,033        $   44,335
                                                                       ===========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized                     $    36,552        $   37,013
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

The Company was formed in September 1994 and had no operations or assets prior to its initial public offering of Class A common stock in November 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons (JQH) contributed approximately $5 million in cash to the Company in exchange for 294,100 shares of Class B common stock (which represented approximately 72% of the voting control of the Company). The Company contributed the approximate $96 million of net proceeds from the Class A and Class B common stock offerings to John Q. Hammons Hotels, L.P. (the "Partnership") in exchange for approximately 28% in general partnership interest. Effective December 30, 2000, the Company exchanged 1,271,581 general partnership units for funds advanced by the Partnership to the Company to repurchase its common stock. The number of general partnership units exchanged is equivalent to the number of shares repurchased, as outlined by the partnership agreement. As a result, JQH's limited partnership interest currently is approximately 76% while the Company's general partnership interest is approximately 24%.

All significant balances and transactions between the entities and properties have been eliminated.

2.   GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 29, 2000, which included financial statements for the fiscal years ended December 29, 2000, December 31, 1999 and January 1, 1999.

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

3.   EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months and six months ended June 29, 2001:

                                                                               Three Months Ended June 29, 2001
                                                                               --------------------------------
                                                                              (in thousands, except per share data)
                                                              Income                       Shares                     Per Share
                                                            (Numerator)                 (Denominator)                  Amount
                                                            -----------                 -------------                 ---------
Basic earnings per share                                        $650                       $5,070                       $0.13
                                                                                                                        =====
Effect of dilutive securities:
    Options                                                        -                          215
                                                                ----                       ------
Diluted earnings per share                                      $650                       $5,285                       $0.12
                                                                ====                       ======                       =====

                                                                               Six Months Ended June 29, 2001
                                                                               ------------------------------
                                                                            (in thousands, except per share data)
                                                              Income                       Shares                     Per Share
                                                            (Numerator)                 (Denominator)                  Amount
                                                       ---------------------        ---------------------       --------------------
Basic earnings per share                                        $917                       $5,067                        $0.18
                                                                                                                         =====
Effect of dilutive securities:
    Options                                                        -                          215
                                                                ----                       ------
Diluted earnings per share                                      $917                       $5,282                        $0.17
                                                                ====                       ======                        =====


Basic income per share was $0.13 for the three months ended June 29, 2001, and $0.18 for the six months ended June 29, 2001, compared to $0.16 per share and $0.02 per share for the same periods in 2000. The diluted per share impact was ($0.01) for the three months and six months ended June 29, 2001. Since there are no dilutive securities for the three and six months ended June 29, 2000, basic and diluted earnings per share are identical.

During 2000, the Company purchased 547,956 shares of Class A common stock for approximately $2.8 million. During the 2001 period, the Company purchased no shares.

4.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Financial Accounting Standards Statement No. 141, "Business Combinations", which addresses financial accounting and reporting for business combinations. This statement requires all business combinations in the scope of this statement to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The Company does not anticipate the adoption of this statement to have a significant impact on its consolidated financial position, results of operations, cash flows or related disclosures.

In June 2001, the FASB issued Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", which addresses how intangible assets that are required individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not anticipate the adoption of this statement to have significant impact on its consolidated financial position, results of operations, cash flows or related disclosures.

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

Although the Company is not developing new hotels, Mr. John Q. Hammons has personally developed three projects that opened during 2000 and early 2001. The Marriott Courtyard in Springfield, Missouri, opened April 10, 2000, and the Embassy Suites Hotel in Lincoln, Nebraska, opened May 1, 2000. In May 2001, Mr. Hammons opened a Renaissance Hotel in Richardson, Texas. In addition, Mr. Hammons has two hotels under development which will also open in 2001, an Embassy Suites Hotel in Nashville, Tennessee (Franklin, opening August, 2001) and a Marriott Residence Inn in Springfield, Missouri (opening September, 2001). The Company will manage all of these properties.

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

Results of Operations - Three-Month Period

The following discussion and analysis addresses results of operations for the three-month periods ended June 29, 2001 (the "2001 Quarter"), and June 30, 2000 (the "2000 Quarter").

For the 2001 Quarter, the Company's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $34.6 million, a decrease of 2.5% compared to the 2000 Quarter EBITDA of $35.5 million. The Mature Hotels' EBITDA was $30.9 million in the 2001 Quarter, up 13.6% from $27.2 million in the 2000 Quarter primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. Those four hotels provided $3.1 million of EBITDA in the 2001 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels decreased to 28.3% in the 2001 Quarter from 29.3% in the 2000 Quarter due primarily to softening demand in the various markets. The New Hotels' EBITDA for the 2001 Quarter was $2.0 million compared to $4.6 million in the 2000 Quarter. This decrease is due primarily to the shift of the four hotels from New Hotels to the Mature Hotels category.

Total revenues for the 2001 Quarter were $117.0 million, an increase of $2.5 million, or 2.2%, compared to the 2000 Quarter, primarily as a result of the continued growth of the New Hotels. The Company's Mature Hotels generated total revenues of $109.1 million in the 2001 Quarter, an increase of $16.2 million, or 17.4% compared to the 2000 Quarter, primarily due to the four hotels moving to the Mature Hotels category from the New Hotels category. Those four hotels provided $11.6 million of total revenue in the 2001 Quarter. The Company's
New Hotels generated total revenues of $7.1 million during the 2001 Quarter compared to $16.0 million in the 2000 Quarter. There are two New Hotels in the 2001 Quarter compared to six New Hotels in the 2000 Quarter.

Rooms revenues increased $1.0 million, or 1.4%, from the 2000 Quarter, but decreased as a percentage of total revenues, to 61.7% from 62.2%. The dollar increase was primarily due to increased rooms revenues from the New Hotels, and an accompanying increase in the Company's average room rate to $101.39, a 3.0% increase compared to the 2000 Quarter average room rate of $98.40. In comparison, the average room rate for the hotel industry was $86.21 in the 2001 Quarter, up 1.8% from the 2000 Quarter. The Company's occupancy for the 2001 Quarter decreased 1.0 percentage point to 67.3% as compared to the 2000 Quarter. Occupancy for the hotel industry was 64.7%, down 3.0 percentage points from the 2000 Quarter. The Company's Revenue Per Available Room (RevPAR) was $68.22 in the 2001 Quarter, up 1.5% from $67.20 in the 2000 Quarter. In contrast, RevPAR for the hotel industry was $55.81, down 2.6% from the 2000 Quarter.

Food and beverage revenues decreased $0.4 million, or 1.3%, compared to the 2000 Quarter, and decreased as a percentage of total revenues, to 25.8% from 26.7% in the 2000 Quarter. The decrease was primarily attributable to a reduction in banquet functions.

Meeting room rental and other revenues increased $1.8 million, or 14.2%, from the 2000 Quarter, and increased as a percentage of revenues, to 12.4% from 11.1%. The significant increase was a result of revenues from the New Hotels as well as increased meeting and convention business in some of the Mature Hotels.

Rooms operating expenses increased $1.0 million, or 5.8%, compared to the 2000 Quarter, and increased as a percentage of rooms revenues to 25.2% from 24.2%. The increase related primarily to expenses for New Hotels. For the Mature Hotels, rooms operating expenses as a percentage of rooms revenues were 25.2% in the 2001 Quarter, compared to 24.7% in the 2000 Quarter. The increase was primarily attributable to increases in employee health insurance benefit costs compared to the 2000 Quarter.

Food and beverage operating expenses increased $0.4 million, or 1.6%, compared to the 2000 Quarter, and increased as a percentage of food and beverage revenues, to 83.4% from 81.0%. The increase was primarily attributable to increases in employee health insurance benefit costs compared to the 2000 Quarter.

Other operating expenses decreased by 10.0% compared to the 2000 Quarter, and decreased as a percentage of meeting room rental and other revenues, to 6.2% from 7.9%, due to reduced banquet functions.

General, administrative and sales expenses increased $1.9 million, or 6.0%, over the 2000 Quarter, and increased as a percentage of revenues to 28.6% from 27.6%. The increase was primarily attributable to increases in utility costs over the 2000 Quarter and other fees associated with the investigation and evaluation of moisture related problems at certain of the Company's hotel properties, discussed below.

Repairs and maintenance expenses increased $0.2 million, or 4.5%, compared to the 2000 Quarter, and increased slightly as a percentage of revenues, to 3.9% from 3.8% in the 2000 Quarter. The increase was related to the net increase in number of hotels and rooms in 2001 compared to 2000.

Depreciation and amortization expenses increased slightly by $0.3 million, or 2.2%, compared to the 2000 Quarter, but remained stable as a percentage of revenues at 11.7%. The dollar increase related to the hotels opened in 2000 and 2001.

Income from operations decreased $1.2 million, or 5.4%, compared to the 2000 Quarter, reflecting the impact of increased general, administrative and sales expenses discussed above.

Other expense, net of other income decreased $1.0 million, or 5.3%, from the 2000 Quarter, as a direct result of reduced interest expense.

Income before minority interest, provision for income taxes and extraordinary item was $3.0 million in the 2001 Quarter, compared to $3.2 million in the 2000 Quarter.

Basic earnings per share in the 2001 Quarter were $0.13 and in the 2000 Quarter were $0.16, and diluted earnings per share were $0.12 in the 2001 Quarter and $0.16 in the 2000 Quarter.

Results of Operations - Six-Month Period

The following discussion addresses results of operations for the six-month periods ended June 29, 2001 (the "2001 Six Months"), and June 30, 2000 (the "2000 Six Months").

For the 2001 Six Months, the Company's total EBITDA was $67.6 million, a 6.1% increase compared to the 2000 Six Months EBITDA of $63.7 million. The Mature Hotels' EBITDA was $59.7 million in the 2001 Six Months, up $7.9 million from the 2000 Six Months, primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. These four hotels that were included in New Hotels in 2000 and in Mature Hotels in 2001 provided $7.5 million of EBITDA in the 2001 Six Months.

Total revenues increased to $232.3 million in the 2001 Six Months from $218.6 million in the 2000 Six Months, an increase of $13.7 million or 6.3%. The increase is primarily attributable to the continued growth of both New Hotels and Mature Hotels.

Rooms revenues increased to $142.2 million in the 2001 Six Months from $134.4 million in the 2000 Six Months, an increase of $7.8 million, or 5.8%, as a result of increases in average room rates and total number of available rooms. Rooms revenues as a percentage of total revenues decreased slightly, to 61.2%, compared to 61.5% in the 2000 Six Months. The Company's average room rate increased to $102.50 in the 2001 Six Months from $98.39 in the 2000 Six Months, an increase of $4.11, or 4.2%. Occupancy increased to 65.5% in the 2001 Six Months from 65.2% in the 2000 Six Months, an increase of 0.3 percentage points.

Food and beverage revenues increased to $61.9 million in the 2001 Six Months from $59.2 million in the 2000 Six Months, an increase of $2.7 million, or 4.6%, but decreased as a percentage of total revenues to 26.6% from 27.1% in the 2000 Six Months. The dollar increase was attributable primarily to sales at the New Hotels.

Meeting room rental and other revenues increased to $28.2 million in the 2001 Six Months from $24.9 million in the 2000 Six Months, an increase of $3.3 million, or 13.3%. Meeting room rental and other revenues also increased as a percentage of total revenues to 12.1% from 11.4% in the 2000 Six Months. The increase was the result of full operation of meeting space at the New Hotels and fees from managed hotels opened during the last 18 months.

Rooms operating expenses increased to $35.4 million in the 2001 Six Months from $33.4 million in the 2000 Six Months, an increase of $2.0 million, or 6.0%. This expense remained constant as a percentage of rooms revenue at 24.9%. The dollar increase related to the additional hotels opened in 2000 and early 2001.

Food and beverage operating expenses increased to $50.0 million in the 2001 Six Months from $48.6 million in the 2000 Six Months, an increase of $1.4 million, or 2.9%, as the result of increased food and beverage revenues. These expenses decreased as a percentage of food and beverages revenues in the 2001 Six Months to 80.8%, from 82.1% in the 2000 Six Months.

Other operating expenses decreased slightly to $1.8 million in the 2001 Six Months, from $1.9 million in the 2000 Six Months and declined as a percentage of meeting room rental and other income, to 6.4% in the 2001 Six Months from 7.6% in the 2000 Six Months.

General, administrative and sales expenses increased to $68.6 million in the 2001 Six Months from $62.6 million in the 2000 Six Months, an increase of $6.0 million, or 9.6%, and increased slightly as a percentage of total revenues to 29.5% from 28.6% in the 2000 Six Months. The dollar increase in these expenses was primarily the result of increases in utility costs over the 2000 Six Months and other fees associated with the investigation and evaluation of moisture related problems at certain of the Company's hotel properties, discussed below.

Repairs and maintenance expenses increased to $9.0 million in the 2001 Six Months from $8.4 million in the 2000 Six Months, an increase of $0.6 million, or 7.1%. The increase was a result of the increase in the total number of occupied rooms over the 2000 Six Months.

Depreciation and amortization expenses increased to $27.2 million in the 2001 Six Months from $26.2 million in the 2000 Six Months, an increase of $1.0 million, or 3.8%, but decreased as a percentage of total revenues to 11.7% from 12.0% in the 2000 Six Months. The dollar increase was related to the hotels opened in 2000.

Income from operations was $40.4 million in the 2001 Six Months compared to $37.5 million in the 2000 Six Months, an increase of $2.9 million, or 7.7%. As a percentage of revenue, income from operations increased slightly to 17.4% in the 2001 Six Months compared to 17.2% in the 2000 Six Months.

Other expense, net of other income decreased slightly to $36.1 million in the 2001 Six Months from $36.9 million in the 2000 Six Months, a decrease of $0.8 million, or 2.2%. As a percentage of total revenues, this expense decreased to 15.5% from 16.9% in the 2000 Six Months.

Income before minority interest, provision for income taxes and extraordinary item was $4.2 million in the 2001 Six Months, compared to $0.6 million in the 2000 Six Months.

Basic earnings per share in the 2001 Six Months were $0.18, compared to $0.02 for the 2000 Six Months, and diluted earnings per share were $0.17 in the 2001 Six Months and $0.02 in the 2000 Six Months.

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

At June 29, 2001, the Company had $53.0 million of cash and equivalents and $9.6 million of marketable securities, compared to $45.6 million and $3.6 million, respectively, at the end of 2000. These amounts are available for working capital requirements of the Company.

Net cash provided by operating activities was $35.3 million for the 2001 Six Months compared to $17.4 million for the 2000 Six Months. The increase was attributable to an increased net income and an absence of construction spending in 2001.

At June 29, 2001, total debt (including accrued interest) was $839.7 million compared with $849.3 million at the end of 2000. The decrease is attributable to the Company's use of excess cash flow to pay down its long-term debt during 2001. The current portion of long-term debt at June 29, 2001, was $57.1 million, plus accrued interest of $12.2 million, compared to $56.3 million, plus accrued interest of $12.6 million, at the end of 2000. The Company incurred net capital expenditures of approximately $9.8 million during the 2001 Six Months and $27.5 million during the 2000 Six Months. During the remainder of 2001, the Company expects capital expenditures to total approximately $12.5 million.

During fiscal 2000, the Company initiated claims against certain of its construction service providers as well as with its insurance carrier. These requests for recoveries result from moisture-related problems at certain of the Company's hotel properties. To date, the various contractors have attempted to correct these problems at essentially no direct cost to the Company. Through June 29, 2001, the Company has incurred $5.9 million of repair costs related to the underlying problems. Management and the Company's legal counsel are of the opinion that it is remote that the Company would be unsuccessful in realizing the claims pending for costs incurred resulting from these problems. Accordingly, pending cost reimbursements are included as a component of current assets in the accompanying balance sheets, while the costs anticipated to be recovered through insurance have been deferred and are included as a component of deferred financing costs, franchise fees and other. Adjustments to these pending receivables or deferred costs, as applicable, will be recorded in the period in which the facts and circumstances which give rise to the adjustments become known.

Based upon current plans relating to capital expenditures, the Company anticipates that its capital resources will be adequate to satisfy its 2001 capital requirements.

Forward-Looking Statements

NOTE: In addition to historical information, this document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements typically, but not exclusively, are identified by the inclusion of phrases such as "the Company believes," "the Company plans," "the Company intends," and other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and are based on current expectations. Consequently, actual results could differ materially from the expectations expressed in the forward-looking statements. Among the various factors that could cause actual results to differ include a continued, or more significant, downturn in the economy (either regionally or nationwide) affecting overall hotel occupancy rates, or revenues at New Hotels not reaching expected levels as quickly as planned as the result of competitive factors.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Company are comprised of long-term fixed- and variable-rate debt obligations utilized to fund business operations and maintain
liquidity.   The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company's long-term fixed and variable-rate debt obligations as of June 29, 2001:

                                             Expected Maturity Date
                                                  (in millions)
                                                                                          Fair
                                                                          There-          Value
                                      2001(d) 2002   2003    2004   2005  After   Total    (e)
Long-Term Debt                   (a)

 $300 Million 1st Mortgage Notes      $   -  $   -  $   -  $  295  $   -  $    -  $  295  $  296
    Average interest rate        (b)    8.9%   8.9%   8.9%    8.9%                   8.9%

 $90 Million 1st Mortgage Notes       $   -  $   -  $   -  $    -  $  90  $    -  $   90  $   92
    Average interest rate        (b)    9.8%   9.8%   9.8%    9.8%   9.8%            9.8%

 Other fixed-rate debt obligations    $   8  $  32  $  39  $    7  $   8  $  215  $  309  $  315
    Average interest rate        (b)    8.3%   8.6%   8.1%    8.3%   8.3%    8.6%    8.5%

 Other variable-rate debt
  obligations                         $  49  $   2  $  17  $   30  $   1  $   35  $  134  $  134
    Average interest rate        (c)    7.0%   7.0%   7.0%    7.0%   7.0%    7.0%    7.0%

        (a)  Includes amounts reflected as long-term debt due within one year.

        (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

        (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of June 29, 2001, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

        (d) The 2001 balances include actual and projected principal repayments and weighted average interest rates for the year.

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

             Not Applicable

Item 3.  Defaults Upon Senior Securities

             Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders.

     The Company held the annual meeting of its shareholders on Tuesday, May 1, 2001. The following persons were elected as directors of the Company by the holders of Common Stock:

                        John E. Lopez-Ona                  Donald H. Dempsey

Votes in Favor:
Class A                            4,390,654                           4,390,654
Class B                           14,705,000                          14,705,000
                                  ----------                          ----------
Total                             19,095,654                          19,095,654

Votes Against:
Class A                                    0                                   0
Class B                                    0                                   0
                                  ----------                          ----------
Total                                      0                                   0

Votes Withheld:
Class A                              117,840                             117,840
Class B                                    0                                   0
                                  ----------                          ----------
Total                                117,840                             117,840

Abstentions:
Class A                                    0                                   0
Class B                                    0                                   0
                                  ----------                          ----------
Total                                      0                                   0

Broker Non-votes:
Class A                                    0                                   0
Class B                                    0                                   0
                                  ----------                          ----------
Total                                      0                                   0

    The shareholders also ratified the selection of Arthur Andersen LLP, as outside auditors for the Company and its subsidiaries for fiscal 2001, as follow:

Votes in Favor:
Class A                            4,394,441
Class B                           14,705,000
                                  ----------
Total                             19,099,441

Votes Against:
Class A                              110,900
Class B                                    0
                                  ----------
Total                                110,900
Votes Withheld:
Class A                                    0
Class B                                    0
                                  ----------
Total                                      0

Abstentions:
Class A                                3,153
Class B                                    0
                                  ----------
Total                                  3,153

Broker Non-votes:
Class A                                    0
Class B                                    0
                                  ----------
Total                                      0

Item 5. Other Information

       Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       None.

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

                              JOHN Q. HAMMONS HOTELS, INC.


                              By:   /s/ John Q. Hammons
                                    -------------------
                                    John Q. Hammons
                                    Chairman, Founder, and
                                    Chief Executive Officer


                              By:   /s/ Paul E. Muellner
                                    --------------------
                                    Paul E. Muellner
                                    Chief Financial Officer

Dated: August 13, 2001