Form 10-Q
period 2001-09-28
HAMMONS JOHN Q HOTELS INC
filed 2001-11-09
CIK 930796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

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

Yes    X          No _______
    -------

Number of shares of Registrant's Class A Common Stock outstanding as of November 9, 2001: 4,782,179

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements


                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS

                                                                  September 28, 2001    December 29, 2000
                                                                  ------------------    -----------------
                                                                     (Unaudited)           (Audited)
CURRENT ASSETS:

    Cash and equivalents                                             $    31,977          $    45,554

    Marketable securities                                                  9,565                3,617

    Receivables:
      Trade, less allowance for doubtful accounts of $231                 10,676               11,606
      Pending insurance claims and other                                   2,963                2,438
      Management fees                                                        199                  101

    Inventories                                                            1,301                1,496

    Prepaid expenses and other                                               521                2,396
                                                                     -----------          -----------

      Total current assets                                                57,202               67,208

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                 60,701               58,229
    Buildings and improvements                                           741,724              740,618
    Furniture, fixture and equipment                                     304,278              297,946
    Construction in progress                                               7,086                   --
                                                                     -----------          -----------

                                                                       1,113,789            1,096,793

    Less-accumulated depreciation and amortization                      (311,082)            (273,535)
                                                                     -----------          -----------

                                                                         802,707              823,258

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net                   32,189               30,418
                                                                     -----------          -----------

TOTAL ASSETS                                                         $   892,098          $   920,884
                                                                     ===========          ===========

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)

                             LIABILITIES AND EQUITY

                                                                                           September 28, 2001  December 29, 2000
                                                                                           ------------------  -----------------
                                                                                               (Unaudited)         (Audited)
LIABILITIES:

    Current portion of long-term debt                                                           $  34,858          $  56,258

    Accounts payable                                                                                3,805              5,990

    Accrued expenses:
      Payroll and related benefits                                                                  5,632              9,077
      Sales and property taxes                                                                     16,310             11,642
      Insurance                                                                                     2,806              2,292
      Interest                                                                                      7,318             12,639
      Utilities, franchise fees and other                                                           7,987              6,747
                                                                                                ---------          ---------
        Total current liabilities                                                                  78,716            104,645

    Long-term debt                                                                                781,129            780,449
    Other obligations and deferred revenue                                                          3,011              2,033
                                                                                                ---------          ---------
        Total liabilities                                                                         862,856            887,127
                                                                                                ---------          ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED
    PARTNER UNITS                                                                                  20,120             23,515

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 2,000,000 shares
      authorized, none outstanding                                                                     --                 --
    Class A common stock, $.01 par value, 40,000,000 shares authorized in 2001 and 2000, 6,042,000 shares issued at September 28, 2001, and December 29,
      2000, and 4,782,179 and 4,770,419 outstanding at September 28, 2001, and
      December 29, 2000, respectively                                                                  60                 60
    Class B common stock, $.01 par value, 1,000,000 shares authorized, 294,100
      shares issued and outstanding in 2001 and 2000                                                    3                  3
    Paid-in capital                                                                                96,373             96,373
    Retained deficit, net                                                                         (81,611)           (80,420)
    Treasury Stock, at cost:  1,259,821 shares and 1,271,581 shares at September 28, 2001,
      and December 29, 2000, respectively                                                          (5,703)            (5,774)
                                                                                                ---------          ---------

TOTAL EQUITY                                                                                        9,122             10,242
                                                                                                ---------          ---------

TOTAL LIABILITIES AND EQUITY                                                                    $ 892,098          $ 920,884
                                                                                                =========          =========


                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000's omitted, except share data)

                                                                            Three Months Ended             Nine Months Ended
                                                                     Sept. 28, 2001  Sept. 29, 2000 Sept. 28, 2001  Sept. 29, 2000
                                                                     --------------  -------------- --------------  --------------
                                                                       (Unaudited)     (Unaudited)   (Unaudited)      (Unaudited)
REVENUES:
  Rooms                                                                $    64,419    $    70,421    $   206,581    $   204,851
  Food and beverage                                                         24,083         26,568         85,989         85,812
  Meeting room rental and other                                             11,753         11,534         39,944         36,482
                                                                       -----------    -----------    -----------    -----------
    Total revenues                                                         100,255        108,523        332,514        327,145

OPERATING EXPENSES:
  Direct operating costs and expenses:
    Rooms                                                                   17,398         17,914         52,757         51,278
    Food and Beverage                                                       21,257         22,742         71,210         71,340
    Other                                                                      792          1,002          2,561          2,862

  General, administrative and sales expenses                                33,012         32,146        101,633         94,785

  Repairs and maintenance                                                    4,630          4,183         13,586         12,600

  Depreciation and amortization                                             13,799         13,620         41,031         39,826
                                                                       -----------    -----------    -----------    -----------

    Total operating costs                                                   90,888         91,607        282,778        272,691
                                                                       -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                                                       9,367         16,916         49,736         54,454

OTHER INCOME (EXPENSE):
  Interest income                                                              474            723          1,627          1,914
  Interest expense and amortization of deferred financing fees             (18,079)       (19,338)       (55,355)       (57,437)
                                                                       -----------    -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST, PROVISION FOR INCOME
  TAXES AND EXTRAORDINARY ITEM                                              (8,238)        (1,699)        (3,992)        (1,069)
  Minority interest in losses of partnership                                 6,262          1,218          3,035            766
                                                                       -----------    -----------    -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES AND
  EXTRAORDINARY ITEM                                                        (1,976)          (481)          (957)          (303)
  Provision for income taxes                                                   (30)           (30)          (120)          (120)
                                                                       -----------    -----------    -----------    -----------

LOSS BEFORE EXTRAORDINARY ITEM                                              (2,006)          (511)        (1,077)          (423)
  Extraordinary Item: Cost of extinguishment of debt, net of
    applicable tax benefit                                                    (102)             -           (114)             -
                                                                       -----------    -----------    -----------    -----------

NET LOSS                                                               $    (2,108)   $      (511)   $    (1,191)   $      (423)
                                                                       ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS PER SHARE:

  Loss before Extraordinary Item                                       $     (0.40)   $     (0.10)   $     (0.21)   $     (0.08)
  Extraordinary Item                                                         (0.02)             -          (0.02)             -
                                                                       -----------    -----------    -----------    -----------
  Per Share Net Loss Allocable to Company                              $     (0.42)   $     (0.10)   $     (0.23)   $     (0.08)
                                                                       ===========    ===========    ===========    ===========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                    5,076,174      5,271,002      5,070,270      5,418,851
                                                                       ===========    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
             CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                            AND STOCKHOLDERS' EQUITY
                                 (000's omitted)

                                                                           STOCKHOLDERS' EQUITY
                                                                           --------------------

                                                       Class A   Class B                 Company
                                            Minority   Common    Common     Paid in     Retained     Treasury
                                            Interest    Stock     Stock     Capital      Deficit       Stock     Total
                                           ----------  -------   -------   ---------    ---------     -------   -------
BALANCE, December 29, 2000
(audited)                                  $  23,515   $    60   $    3    $  96,373    $(80,420)   $ (5,774)   $ 10,242
Issuance of Common Stock to Directors              -         -        -            -           -          71          71
Net loss allocable to the Company                  -         -        -            -      (1,191)          -      (1,191)
Minority interest in loss of
  partnership, after extraordinary item
  of $360                                     (3,395)        -        -            -           -           -           -
                                           ---------   -------   ------    ---------    --------    --------    --------
BALANCE, September 28, 2001
(unaudited)                                $  20,120   $    60   $    3    $  96,373    $(81,611)   $ (5,703)   $  9,122
                                           =========   =======   ======    =========    ========    ========    ========

                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                                      Nine Months Ended
                                                                          September 28, 2001     September 29, 2000
                                                                          ------------------     ------------------
                                                                              (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $ (1,191)              $   (423)

Adjustment to reconcile net income to cash provided
by operating activities
     Minority interest in earnings of partnership                                     (3,035)                  (766)
     Depreciation, amortization and loan cost amortization                            42,831                 41,656
     Extraordinary item                                                                  114                      -

Changes in certain assets and liabilities
     Receivables                                                                         307                   (465)
     Inventories                                                                         195                    (43)
     Prepaid expenses and other                                                        1,875                    339
     Accounts payable                                                                 (2,185)                (6,562)
     Accrued expenses                                                                 (2,344)                (5,367)
     Other obligations and deferred revenue                                              978                 (7,427)
                                                                                    --------               --------
            Net cash provided by operating activities                                 37,545                 20,942
                                                                                    --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment, net                                       (20,043)               (35,321)
      Franchise fees and other                                                        (4,482)                (1,131)
      Purchase of marketable securities, net                                          (5,948)                (7,709)
                                                                                    --------               --------
             Net cash used in investing activities                                   (30,473)               (44,161)
                                                                                    --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                          1,600                 24,441
     Repayments of debt                                                              (22,320)               (14,895)
     (Purchase) sale of treasury stock                                                    71                 (1,743)
                                                                                    --------               --------
            Net cash (used in) provided by financing activities                      (20,649)                 7,803
                                                                                    --------               --------
            Decrease in cash and equivalents                                         (13,577)               (15,416)

CASH AND EQUIVALENTS, beginning of period                                             45,554                 49,727
                                                                                    --------               --------
CASH AND EQUIVALENTS, end of period                                                 $ 31,977               $ 34,311
                                                                                    ========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, net of amounts capitalized                                  $ 58,892               $ 64,602
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

3.     LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Since there are no dilutive securities, basic and diluted loss per share are identical; thus, a reconciliation of the numerator and denominator is not necessary.

Basic and diluted loss per share before extraordinary item was $0.21 for the nine months ended September 28, 2001, and $0.08 for the nine months ended September 29, 2000, and was $0.40 for the three months ended September 28, 2001, and $0.10 for the three months ended September 29, 2000. The basic and diluted loss per share impact of the extraordinary item was $0.02 for the three and nine months ended September 28, 2001.

During 2000, the Company purchased 547,956 shares of Class A common stock for approximately $2.8 million. During the 2001 period, the Company purchased no shares.

4.     NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Financial Accounting Standards Statement No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. This statement requires all business combinations in the scope of this statement to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The Company does not anticipate the adoption of this statement to have a significant impact on its consolidated financial position, results of operations, cash flows or related disclosures.

In June 2001, the FASB issued Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets", which addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not anticipate the adoption of this statement to have a significant impact on its consolidated financial position, results of operations, cash flows or related disclosures.

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

Although the Company is not developing new hotels, Mr. John Q. Hammons has personally developed two projects that opened in 2000 and three projects that opened in 2001. The Marriott Courtyard in Springfield, Missouri, opened April 10, 2000, and the Embassy Suites Hotel in Lincoln, Nebraska, opened May 1, 2000. In 2001, Mr. Hammons opened a Renaissance Hotel in Richardson, Texas, on May 18, an Embassy Suites Hotel in Nashville, Tennessee (Franklin), on August 7, and a Marriott Residence Inn in Springfield, Missouri, on September 24. The Company manages all of these properties.

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

On August 28, 2001, the Company Board of Directors reestablished its Finance Committee, consisting of Don Dempsey as Chairman, Dave Sullivan, Jacquie Dowdy and Dan Earley, to oversee the Company's finance, accounting and development activities. Specifically, the Board determined that the Finance Committee will review and make recommendations to the Board concerning all real property acquisitions of $1,000,000 or more, agreements with annual obligations of $250,000 or more, financings of $1,000,000 or more, any agreement or arrangements with Company insiders, sales or purchases of hotels or associated properties, the Company's annual budget and the refinancing of the Company's bonds and maturing bank debt. After Finance Committee review, all such corporate commitments, before they can be authorized, must be reviewed and approved by the Board. The resolutions establishing the Finance Committee and Board approval for corporate commitments are attached as Exhibit 99.1.

Results of Operations - Three-Month Period

The following discussion and analysis addresses results of operations for the three-month periods ended September 28, 2001 (the "2001 Quarter"), and September 29, 2000 (the "2000 Quarter").

The combined effects of the continued slowing of the domestic economy and the September 11, 2001 terrorist attacks on New York and Washington, D.C. have adversely affected the lodging industry as well as the Company's operations. As a result of these terrorist attacks, there has been a disruption in domestic and international travel. The Company's occupancy rates were off as much as 25.0 percentage points in certain weeks after the terrorist attacks, but have slowly been trending toward historical levels. These terrorist acts and related travel disruptions may continue to affect us, and may also adversely affect the already slowing economy, potentially impacting our future results of operations.

For the 2001 Quarter, the Company's total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $23.2 million, a decrease of 23.9% compared to the 2000 Quarter EBITDA of $30.5 million. The Mature Hotels' EBITDA was $20.3 million in the 2001 Quarter, down 16.1% from $24.2 million in the 2000 Quarter. As a percentage of total revenues, EBITDA related to the Mature Hotels decreased to 21.6% in the 2001 Quarter from 26.2% in the 2000 Quarter due primarily to softening demand in various markets compounded by the swift unforeseeable decline in RevPAR resulting from the events of September 11. The New Hotels' EBITDA for the 2001 Quarter was $0.7 million compared to $3.0 million in the 2000 Quarter. This decrease is due primarily to the shift of four hotels from New Hotels to the Mature Hotels category.

Total revenues for the 2001 Quarter were $100.3 million, a decrease of $8.2 million, or 7.6%, compared to the 2000 Quarter, primarily as a result of the slowing domestic economy and the events of September 11. The Company's Mature Hotels generated total revenues of $93.9 million in the 2001 Quarter, an increase of $1.5 million, or 1.6%, compared to the 2000 Quarter, primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. Those four hotels provided $9.6 million of total revenue in the 2001 Quarter. The Company's New Hotels generated total revenues of $5.5 million during the 2001 Quarter compared to $15.3 million in the 2000 Quarter. There were two New Hotels in the 2001 Quarter compared to six New Hotels in the 2000 Quarter.

Rooms revenues decreased $6.0 million, or 8.5%, from the 2000 Quarter, and decreased as a percentage of total revenues, to 64.2% from 64.9%. The dollar decrease was primarily due to the economic and travel factors described above, that also affected total revenue. The Company's occupancy for the 2001 Quarter decreased 5.8 percentage points to 61.9% as compared to the 2000 Quarter. Occupancy for the hotel industry was 64.2%, down 8.0 percentage points from the 2000 Quarter. The decreased occupancy was partially offset by a marginal increase in the Company's average room rate to $98.32, compared to the 2000 Quarter average room rate of $98.30. In comparison, the average room rate for the hotel industry was $83.28 in the 2001 Quarter, up 3.4% from the 2000 Quarter. The Company's Revenue Per Available Room (RevPAR) was $60.85 in the 2001 Quarter, down 8.5% from $66.52 in the 2000 Quarter. RevPAR for the hotel industry was $53.44, down 11.2% from the 2000 Quarter.

Food and beverage revenues decreased $2.5 million, or 9.4%, compared to the 2000 Quarter, and decreased as a percentage of total revenues, to 24.0% from 24.5% in the 2000 Quarter. The decrease was primarily attributable to a reduction in banquet functions. In particular, there were several large functions canceled following the terrorist attacks of September 11. Many of these canceled events have been rescheduled for the fourth quarter 2001 or the first quarter 2002.

Meeting room rental and other revenues increased $0.3 million, or 2.6%, from the 2000 Quarter, and increased as a percentage of revenues, to 11.8% from 10.6%.

Rooms operating expenses decreased $0.5 million, or 2.8%, compared to the 2000 Quarter, but increased as a percentage of rooms revenues to 27.0% from 25.4%. For the Mature Hotels, rooms operating expenses as a percentage of rooms revenues were 27.0% in the 2001 Quarter, compared to 25.3% in the 2000 Quarter. The dollar decrease was due primarily to softening demand in various markets compounded by the swift unforeseeable decline in RevPAR resulting from the events of September 11.

Food and beverage operating expenses decreased $1.4 million, or 6.2%, compared to the 2000 Quarter, but increased as a percentage of food and beverage revenues, to 88.4% from 85.3%. The dollar decrease was primarily attributable to decreased business, partially offset by increases in employee health insurance benefit costs compared to the 2000 Quarter.

Other operating expenses decreased by $0.2 million compared to the 2000 Quarter, and decreased as a percentage of meeting room rental and other revenues, to 6.8% from 8.7%.

General, administrative and sales expenses increased $0.9 million, or 2.8%, over the 2000 Quarter, and increased as a percentage of revenues to 32.9% from 29.6%. The increase was primarily attributable to increases in utility costs over the 2000 Quarter and other fees associated with the investigation and evaluation of moisture related problems at certain of the Company's hotel properties, discussed below.

Repairs and maintenance expenses increased $0.4 million, or 9.5%, compared to the 2000 Quarter, and increased as a percentage of revenues, to 4.6% from 3.9% in the 2000 Quarter. The increase was related to the Company's implementation of a new preventive maintenance program, coupled with ongoing scheduled maintenance.

Depreciation and amortization expenses increased slightly by $0.2 million, or 1.5%, compared to the 2000 Quarter, and increased as a percentage of revenues to 13.8% from 12.5% in the 2000 Quarter.

Income from operations decreased $7.5 million, or 44.4%, compared to the 2000 Quarter, reflecting the reduced revenues, partially offset by decreased expenses, discussed above.

Other expense, net of other income decreased $1.0 million, or 5.4%, from the 2000 Quarter, as a direct result of the Company's debt reduction and related decline in interest expense.

Loss before minority interest, provision for income taxes and extraordinary item was $8.2 million in the 2001 Quarter, compared to $1.7 million in the 2000 Quarter.

Basic and diluted loss per share in the 2001 Quarter was $0.42 and in the 2000 Quarter was $0.10. The 2001 Quarter loss reflects a $0.02 per share extraordinary item for expenses recognized in connection with prepayment of the Company's long term debt.

Results of Operations - Nine-Month Period

The following discussion addresses results of operations for the nine-month periods ended September 28, 2001 (the "2001 Nine Months"), and September 29, 2000 (the "2000 Nine Months").

For the 2001 Nine Months, the Company's total EBITDA was $90.7 million, a 3.8% decrease compared to the 2000 Nine Months EBITDA of $94.3 million. The Mature Hotels' EBITDA was $80.0 million in the 2001 Nine Months, up $4.0 million from the 2000 Nine Months, primarily due to four hotels moving to the Mature Hotels category from the New Hotels category. These four hotels that were included in New Hotels in 2000 and in Mature Hotels in 2001 provided $9.3 million of EBITDA in the 2001 Nine Months.

Total revenues increased to $332.5 million in the 2001 Nine Months from $327.1 million in the 2000 Nine Months, an increase of $5.4 million or 1.7%. The increase is primarily attributable to the continued growth of both New Hotels and Mature Hotels in the first half of 2001, partially offset by the dramatic impact of the weakening economy and the September 11 events described above in the third quarter of this year.

Rooms revenues increased to $206.6 million in the 2001 Nine Months from $204.9 million in the 2000 Nine Months, an increase of $1.7 million or 0.8% as a result of increases in average room rates, offset by the decline in occupancy in the third quarter of 2001. Rooms revenues as a percentage of total revenues decreased slightly, to 62.1%, compared to 62.6% in the 2000 Nine Months. The Company's average room rate increased to $101.16 in the 2001 Nine Months from $98.36 in the 2000 Nine Months, an increase of $2.80 or 2.8%. Occupancy decreased to 64.3% in the 2001 Nine Months from 66.0% in the 2000 Nine Months, a decrease of 1.7 percentage points.

Food and beverage revenues increased slightly, to $86.0 million in the 2001 Nine Months from $85.8 million in the 2000 Nine Months, an increase of $0.2 million or 0.2%, but decreased as a percentage of total revenues to 25.9% from 26.2% in the 2000 Nine Months.

Meeting room rental and other revenues increased to $39.9 million in the 2001 Nine Months from $36.5 million in the 2000 Nine Months, an increase of $3.4 million or 9.3%. Meeting room rental and other revenues also increased as a percentage of total revenues to 12.0% from 11.2% in the 2000 Nine Months. The majority of the increase was the result of full operation of meeting space at the New Hotels and fees from managed hotels opened in the last 18 months.

Rooms operating expenses increased to $52.8 million in the 2001 Nine Months from $51.3 million in the 2000 Nine Months, an increase of $1.5 million or 2.9%, and increased as a percentage of rooms revenue to 25.6% from 25.0% in the 2000 Nine Months. The increase was attributable to higher labor, employee health insurance benefits and travel agent commission costs, as a percentage of revenue.

Food and beverage operating expenses decreased slightly to $71.2 million in the 2001 Nine Months from $71.3 million in the 2000 Nine Months, a decrease of $0.1 million or 0.1%. These expenses also decreased slightly as a percentage of food and beverages revenues in the 2001 Nine Months to 82.8%, from 83.1% in the 2000 Nine Months.

Other operating expenses decreased to $2.6 million in the 2001 Nine Months, a 10.3% decrease, and declined as a percentage of meeting room rental and other income, to 6.5% in the 2001 Nine Months from 7.9% in the 2000 Nine Months.

General, administrative and sales expenses increased to $101.6 million in the 2001 Nine Months from $94.8 million in the 2000 Nine Months, an increase of $6.8 million or 7.2%, and increased as a percentage of total revenues to 30.6% from 29.0% in the 2000 Nine Months. The increase in these expenses was primarily the result of higher utility and guest frequency program costs over the 2000 Nine Months and other fees associated with the investigation and evaluation of moisture related problems at certain of the Company's hotel properties, discussed below.

Repairs and maintenance expenses increased to $13.6 million in the 2001 Nine Months from $12.6 million in the 2000 Nine Months, an increase of $1.0 million or 7.9%, and increased as a percentage of total revenues, to 4.1% from 3.9%. The increase was related to the Company's implementation of a new preventive maintenance program, coupled with ongoing scheduled maintenance.

Depreciation and amortization expenses increased to $41.0 million in the 2001 Nine Months from $39.8 million in the 2000 Nine Months, an increase of $1.2 million or 3.0%, and increased slightly as a percentage of total revenues to 12.3% from 12.2% in the 2000 Nine Months. The increase related to the hotels opened in 2000.

Income from operations was $49.7 million in the 2001 Nine Months compared to $54.5 million in the 2000 Nine Months, a decrease of $4.8 million or 8.8%. As a percentage of revenue, income from operations decreased to 14.9% in the 2001 Nine Months compared to 16.7% in the 2000 Nine Months. The decrease was due to decreased revenues in the third quarter of 2001.

Other expense, net of other income decreased to $53.7 million in the 2001 Nine Months from $55.5 million in the 2000 Nine Months, a decrease of $1.8 million or 3.2%. This decrease was a result of the Company's debt reduction and related decline in interest expense. As a percentage of total revenues, other expense, net, decreased to 16.2% from 17.0% in the 2000 Nine Months.

Loss before minority interest, provision for income taxes and extraordinary item was $4.0 million in the 2001 Nine Months, compared to $1.1 million in the 2000 Nine Months.

Basic and diluted loss per share in the 2001 Nine Months was $0.23, compared to $ 0.08 for the 2000 Nine Months. The results of the 2001 Nine Months included an approximate $0.02 expense as the result of repayment of the Company's long term debt.

Liquidity and Capital Resources

In general, the Company has financed its operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity, and the issuance of industrial revenue bonds. The Company's principal uses of cash are to pay operating expenses, to service debt, to fund capital expenditures, and to make Partnership distributions to fund some of the taxes allocable to the partners.
                                       13

At September 28, 2001, the Company had $32.0 million of cash and equivalents and $9.6 million of marketable securities, compared to $45.6 million and $3.6 million, respectively, at the end of 2000. These amounts are available for working capital requirements of the Company.

Net cash provided by operating activities was $37.5 million for the 2001 Nine Months compared to $20.9 million for the 2000 Nine Months. The increase was attributable to increased depreciation (a non-cash item), and to favorable changes in certain assets and liabilities.

At September 28, 2001, total debt was $816.0 million (excluding accrued interest of $7.3 million) compared with $836.7 million at the end of 2000 (excluding accrued interest of $12.6 million). The decrease is attributable to the Company's use of excess cash flow to pay down its long-term debt during 2001. The current portion of long-term debt at September 28, 2001, was $34.9 million, plus accrued interest of $7.3 million, compared to $56.3 million, plus accrued interest of $12.6 million, at the end of 2000. Of the current portion of long-term debt, approximately $23.0 million relates to the Omaha property which is expected to be refinanced prior to maturity in August 2002. The Company incurred net capital expenditures of approximately $20.0 million during the 2001 Nine Months and $35.3 million during the 2000 Nine Months. During the remainder of 2001, the Company expects capital expenditures to total approximately $2.1 million.

During fiscal 2000, the Company initiated claims against certain of its construction service providers as well as with its insurance carrier. These requests for recoveries result from moisture-related problems at certain of the Company's hotel properties. To date, the various contractors have attempted to correct these problems at essentially no direct cost to the Company. Through September 28, 2001, the Company has incurred $6.6 million of repair costs related to the underlying problems. Management and the Company's legal counsel are of the opinion that it is remote that the Company would be unsuccessful in realizing the claims pending for costs incurred resulting from these problems. Accordingly, pending cost reimbursements are included as a component of current assets in the accompanying balance sheets, while the costs anticipated to be recovered through insurance have been deferred and are included as a component of deferred financing costs, franchise fees and other. Adjustments to these pending receivables or deferred costs, as applicable, will be recorded in the period in which the facts and circumstances which give rise to the adjustments become known.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. The financing activities of the Company are comprised of long-term fixed- and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for the Company's long-term fixed and variable-rate debt obligations as of September 28, 2001:

                                                                    Expected Maturity Date
                                                                         (in millions)
                                                                                                                            Fair
                                                                                                     There-                 Value
                                            2001(d)      2002       2003       2004       2005       After      Total        (e)
Long-Term Debt                        (a)

 $300 Million 1st Mortgage Notes           $      -   $      -    $     -    $    295   $      -     $      -   $    295   $    268
    Average interest rate             (b)       8.9%       8.9%       8.9%        8.9%                               8.9%

 $90 Million 1st Mortgage Notes            $      -   $      -    $     -    $      -   $     79     $      -   $     79   $     73
    Average interest rate             (b)       9.8%       9.8%       9.8%        9.8%       9.8%                    9.8%

 Other fixed-rate debt obligations         $     32   $      9    $    54    $      8   $      8     $    213   $    324   $    324
    Average interest rate             (b)       8.6%       8.3%       8.3%        8.3%       8.3%         8.6%       8.5%

 Other variable-rate debt obligations      $      3   $      2    $    29    $     48   $      2     $     34   $    118   $    118
    Average interest rate             (c)       5.9%       5.9%       5.9%        5.9%       5.9%         5.9%       5.9%


     (a)  Includes amounts reflected as long-term debt due within one year.

     (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

     (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of September 28, 2001, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

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

               Not Applicable

Item 5.  Other Information

               Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       3.1    Bylaws of Registrant, as amended through August 28, 2001
       10.1   Employment Agreement with Lou Weckstein dated September 17, 2001
       99.1 Resolutions establishing Finance Committee and requiring Board approval for corporate commitments

  (b)  Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           JOHN Q. HAMMONS HOTELS, INC.

                                           By:      /s/ John Q. Hammons
                                                    ----------------------------
                                                    John Q. Hammons
                                                    Chairman, Founder, and
                                                    Chief Executive Officer

                                           By:      /s/ Paul E. Muellner
                                                    ----------------------------
                                                    Paul E. Muellner
                                                    Chief Financial Officer

Dated: November 9, 2001

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.     Exhibit
-----------     -------

3.1             Bylaws of Registrant, as amended through August 28, 2001
10.1            Employment Agreement with Lou Weckstein dated September 17, 2001
99.1 Resolutions establishing Finance Committee and requiring Board approval for corporate commitments