Form 10-K
period 2001-12-28
HAMMONS JOHN Q HOTELS INC
filed 2002-03-28
CIK 930796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 28, 2001
    OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ______________ to __________________

                         Commission File Number 1-13486

                          JOHN Q. HAMMONS HOTELS, INC.
             (Exact Name of Registrant as specified in its charter)

                         Delaware                                                 43-1695093
     (State or other jurisdiction of incorporation or                (I.R.S. Employer Identification No.)
                      organization)
          300 John Q. Hammons Parkway, Ste. 900
                  Springfield, Missouri                                              65806
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO ___
                                       ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         The aggregate market value of the 3,362,865 shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $19,840,904 based on the $5.90 closing price on the American Stock Exchange for such stock on March 1, 2002.

         Number of shares of the Registrant's Class A Common Stock outstanding as of March 1, 2002: 4,782,179.

                       Documents Incorporated by Reference

         Portions of the annual report to shareholders for the year ended December 28, 2001 are incorporated by reference into Part II. Portions of the proxy statement for the annual shareholders meeting to be held on May 1, 2002 are incorporated by reference into Part III.

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

Overview

         The Company is a leading independent owner, manager and developer of affordable upscale hotels in capital city, secondary and airport markets. The Company owns 47 hotels located in 20 states, containing 11,633 guest rooms or suites (the "Owned Hotels"). The Company also manages nine additional hotels located in five states, containing 2,078 guest rooms (the "Managed Hotels"). The Company's Owned Hotels and Managed Hotels (together, the "JQH Hotels") operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the Company's hotels are near a state capitol, university, airport or corporate headquarters, plant or other major facility and generally serve markets with populations of up to 300,000 people (or larger populations in the case of airport markets and many of the markets in which the Company has developed new hotels over the past several years).

         The JQH Hotels are designed to appeal to a broad range of hotel customers, including frequent business travelers, groups and conventions, as well as leisure travelers. Each of the JQH Hotels is individually designed by the Company, and most contain an impressive multi-storied atrium, with water features and lush plantings, expansive meeting space, large guest rooms or suites and comfortable lounge areas. The Company believes that these design features enhance guest comfort and safety and increase the value perceived by the guest. The JQH Hotels' meeting facilities can be readily adapted to accommodate both larger and smaller meetings, conventions and trade shows. The 17 Holiday Inn JQH Hotels are affordably priced hotels designed to attract the business and leisure traveler desiring quality accommodations, including meeting facilities, in-house restaurants, cocktail lounges and room service. The 17 Embassy Suites JQH Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services. The JQH Hotels also include five non-franchise hotels, three Radissons, two Hampton Inn & Suites, two Marriotts, two Homewood Suites, one Crowne Plaza, one Sheraton, four Renaissance Hotels, one Marriott Courtyard and one Marriott Residence Inn. Four of the non-franchise hotels have the word "Plaza" in their names and the other non-franchise hotel is a resort hotel. The Company determines which brand of hotel to develop depending upon the demographics of the market to be served.

         Management of the JQH Hotels is coordinated from the Company's headquarters in Springfield, Missouri, by its senior management team. Six regional vice presidents and one district director are responsible for supervising a group of hotel general managers in day-to-day operations. Centralized management services and functions include sales and marketing, purchasing, financial controls, architecture and design, human resources, legal and hotel operations. Through these centralized services, significant cost savings are realized due to economies of scale.

         The Company conducts all of its business operations through the Partnership and its subsidiaries. Mr. Hammons beneficially owns all 294,100 shares of Class B Common Stock of the Company, representing 75.5% of the combined voting power of both classes of the Company's Common Stock. The Company is the sole general partner of the Partnership through its ownership of all 5,076,279 general partner units (the "GP Units"), representing 24.04% of the total equity in the Partnership. Mr. Hammons beneficially owns all 16,043,900 limited partnership units of the Partnership (the "LP Units"), representing 75.96% of the total equity in the Partnership. The Class A Common Stock of the Company represents approximately 23% of the total equity of the Partnership, and the Class B Common Stock and LP Units beneficially owned by Mr. Hammons represent approximately 77% of the total equity in the Partnership. Mr. Hammons is also the beneficial owner of 269,100 shares of Class A Common Stock.

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

         The Company announced on September 11, 1998, that it was ceasing new development activity, except for the hotels then under construction, and currently has no hotels under construction.

         During 2000, the Company's Board of Directors authorized the Company to enter into a five-year management contract with Mr. Hammons whereby the Company would pay a maximum of 1 1/2% of the total development costs of Mr. Hammons' personally developed hotels for the opportunity to manage the hotels upon opening and the right to purchase the hotels in the event they are offered for sale. As part of the management contract, the Company paid approximately $1,455,000 to Mr. Hammons in fiscal 2000 and approximately $487,000 in fiscal 2001. Amortization of these costs will commence upon the opening of the respective hotels.

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

         Central management utilizes information systems that track each JQH Hotel's daily occupancy, average room rate, rooms revenues and food and beverage revenues. By having the latest information available at all times, management is better able to respond to changes in each market by focusing sales and yield management efforts on periods of demand extremes (low periods and high periods of demand) and controlling variable expenses to maximize the profitability of each JQH Hotel.

         Creating operating, cost and guest service efficiencies in each hotel is a top priority to the Company. With a total of 56 hotels under management, the Company is able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under its management, the Company is able to secure volume pricing from its vendors that is not available to smaller hotel companies. The Company employs a systems trainer who is responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced.

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

         Holiday Inn. The Franchise Agreement grants to the Company a nonassignable, non-exclusive license to use the Holiday Inn's service mark and computerized reservation network. The franchisor maintains the right to improve and change the reservation system to make it more efficient, economical and competitive. Monthly fees paid by the Company are based on a percentage of gross revenues attributable to room rentals, plus marketing and reservation contributions which are also a percentage of gross revenues. The term of the Franchise Agreement is 20 years with a renewal option in the 15th year.

         Embassy Suites. The Franchise Agreement grants to the Company a nonassignable, non-exclusive license to use the Embassy Suites' service mark and computerized reservation network. The franchisor maintains the exclusive right to improve and change the reservation system for the purpose of making it more efficient, economical and competitive. Monthly fees paid by the Company are based on a percentage of gross revenues attributable to suite rentals, plus marketing and reservation contributions which are also a percentage of gross revenues. The term of the Franchise Agreement is 20 years with a renewal option in the 18th year.

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

Regulations and Insurance

         General. A number of states regulate the licensing of hotels and restaurants including liquor license grants by requiring registration, disclosure statements and compliance with specific standards of conduct. In addition, various federal and state regulations mandate certain disclosures and practices with respect to the sales of license agreements and the licensor/licensee relationship. The Company believes that each of the JQH Hotels has the necessary permits and approvals to operate its respective businesses. To supplement the Company's self insurance programs, umbrella, property, auto, commercial liability and worker's compensation insurance is provided to the JQH Hotels under blanket policies. Insurance expenses for the JQH Hotels were approximately $7.3 million, $3.6 million and $1.1 million in 2001, 2000 and 1999, respectively. In the three years ended December 31, 1999, the Company experienced favorable trends in insurance expenses, due to lower rates and better claims experiences, and because it was able to engage in favorable buy-outs of several earlier self-insured years. In 2000 and 2001, the Company's insurance expense increased as the result of the now fully-insured nature of most of the Company's insurance programs and the minimal number of policy years remaining that could be bought out. The Company believes that the JQH Hotels are adequately covered by insurance.

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

         Moisture Related Issues. During fiscal 2000, the Company initiated claims against certain of its construction service providers, as well as with its insurance carrier. These claims resulted from costs the Company incurred and expected to incur in order to address moisture related problems caused by water intrusion through defective windows at nine of the Company's hotel properties. In December 2001, the Company initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified the Company that a portion of its claims had been denied. As of December 28, 2001, the Company had incurred approximately $8.4 million of an estimated $12.0 million of costs to correct the underlying moisture problem. The Company and its legal counsel will continue to vigorously pursue collection of these costs; however, in the fourth quarter the Company recorded additional depreciation expense of approximately $6.1 million to bring the total charge for the year to $7.6 million (which is the total estimated impact) to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent recoveries are realized, they will be recorded as a component of other income.

Employees

         The Company employs approximately 7,000 full time employees, approximately 300 of whom are members of labor unions. The Company believes that labor relations with employees are good.

Management

         The following is a biographical summary of the experience of the executive officers and other key officers of the Company.

         John Q. Hammons is the Chairman, Chief Executive Officer, a Director and founder of the Company. Mr. Hammons has been actively engaged in the development, management and acquisition of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed 88 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites trade names.

         Lou Weckstein is President of the Company. Prior to joining the Company in September 2001, Mr. Weckstein served for ten years as Senior Vice President, Hotel Operations, for Windsor Capital Group, a Los Angeles-based hotel management and development company. Prior to Windsor Capital Group, Mr. Weckstein served eight years as Vice President of Operations for Embassy Suites, Inc. Over his career, Mr. Weckstein spent numerous years as Vice President-Operations for Ramada Inns, Inc. and Vice President-Operations for Sheraton Inns, Inc. He began his career in the hospitality industry as a hotel manager in Cleveland, Ohio.

         Paul E. Muellner is Chief Financial Officer of the Company. Prior to joining the Company in June of 1998, Mr. Muellner was Vice President of Finance for Carnival Hotels. He also served as Operations Controller at Omni Hotels as well as positions with Red Lion Inns and Marriott Corporation.

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

         L. Scott Tarwater is Vice President, Sales and Marketing, of the Company. He joined the Company in September 2000 from Windsor Capital Group, in Los Angeles, California, where he served as Senior Vice President, Sales and Marketing, for ten years. Prior to that time, Mr. Tarwater served as Senior Director, Sales and Marketing, for Embassy Suites, Inc., Irving, Texas.

         John D. Fulton is Vice President, Interior Design, of the Company. He joined the Company in 1989 from Integra/Brock Hotel Corporation, Dallas, Texas, where he had been Director of Design and Purchasing for ten years.

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

Forward-Looking Statements

In addition to historical information, this document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements that are predictive in nature, or which depend upon or refer to future events or conditions. These statements often include words such as "believe," "anticipate," "estimate," "expect" or similar expressions. These statements are based on our current expectations and beliefs about future events, and are subject to risks and uncertainties about the Company, our economy and the industry, among other things. These statements are not guarantees of future performance, and we have no specific intention to update these statements.

Actual events and results may differ materially from those expressed, due to a number of factors. Those factors include competition; general economic conditions; unexpected events, such as the September 11th terrorist attacks; our ability to repay or refinance our debt; and other factors.

Item 2.  Properties.

         The Company leases its headquarters in Springfield, Missouri, from a Missouri company of which Mr. Hammons is a 50% owner. In 2001, the Company made aggregate annual lease payments of approximately $247,000 to such Missouri company. The Company leases from John Q. Hammons the real estate on which three of the Company's hotels are located. These leases are more fully described in
Item 13 "Certain Relationships and Related Transactions." The Company owns the land on which 35 of the Owned Hotels are located, while nine of the Owned Hotels are subject to long-term ground leases.

Description of Hotels - General

         The JQH Hotels are located in 22 states and contain a total of 13,711 rooms. The JQH Hotels operate primarily under the Holiday Inn and Embassy Suites trade names. Most of the JQH Hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

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

         The Company believes that the presence of adjacent convention centers provides incremental revenues for its hotel rooms, meeting facilities, and catering services, and that hotels which are adjacent to convention centers occupy a particularly successful niche within the hotel industry. These convention or trade centers are available for rent by hotel guests. Each of these JQH Hotels has a restaurant/catering service on its premises which provides an essential amenity to the convention trade. The Company chooses not to lease out the restaurant business to third-party caterers or vendors since it considers the restaurant business an important component of securing convention business. All of the restaurants in the JQH Hotels are owned and managed by the Company specifically to maintain direct quality control over a vital aspect of the convention and hotel business. The Company also derives significant revenue and operating profit from food and beverage sales due to its ownership and management of all of the restaurants in the JQH Hotels. The Company believes that its food and beverage sales are more profitable than its competitors due to the amount of catering business provided to convention and other meetings at the Owned Hotels.

         The Company retains responsibility for all aspects of the day-to-day management of each of the JQH Hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels owned by the Company. The Company typically refurbishes individual hotels every four to six years, and has spent an average per year of approximately $20.0 million in the last four years on the Owned Hotels. During 2002, the Company expects to spend approximately $23.6 million on refurbishment of the Owned Hotels.

Owned Hotels

         The Owned Hotels consist of 47 hotels, which are located in 20 states and contain a total of 11,633 guest rooms or suites. The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each Owned Hotel:

                                                       Number of
                                                       ------------
Location                    Franchise/Name             Rooms/Suites    Description                            Opening Date
--------                    --------------             ------------    -----------                            ------------
Montgomery, AL              Embassy Suites             237             Atrium;                                    8/95
                                                                       Meeting         15,000 sq. ft.  (c)
                                                                       Space:
Tucson, AZ                  Holiday Inn                299             Atrium;                                   11/81
                                                                       Meeting         14,000 sq. ft.
                                                                       Space:
Tucson, AZ                  Marriott                   250             Atrium;                                   12/96
                                                                       Meeting         11,500 sq. ft.
                                                                       Space:

Little Rock, AR             Embassy Suites             251             Atrium;                                    8/97
                                                                       Meeting         14,000 sq. ft.
                                                                       Space:
Springdale, AR              Holiday Inn                206             Atrium;                                    7/89
                                                                       Meeting         18,000 sq. ft.
                                                                       Space:
                                                                       Convention      29,280 sq. ft.
                                                                       Center:
Springdale, AR              Hampton Inn & Suites       102             Meeting            400 sq. ft.            10/95
                                                                       Space:
Bakersfield, CA             Holiday Inn Select         259             Meeting          9,735 sq. ft.  (c)        6/95
                                                                       Space:
Monterey, CA                Embassy Suites             225             Atrium;                                   11/95
                                                                       Meeting         13,700 sq. ft.
                                                                       Space:
Sacramento, CA              Holiday Inn                364             Meeting          9,000 sq. ft.             8/79
                                                                       Space:
San Francisco, CA           Holiday Inn                279             Meeting          9,000 sq. ft.             6/72
                                                                       Space:
Denver, CO(a)               Holiday Inn                256             Atrium;                                   10/82
                            (International Airport)                    Trade Center:   66,000 sq. ft.  (b)
Denver, CO                  Holiday Inn (Northglenn)   236             Meeting         20,000 sq. ft.            12/80
                                                                       Space:
Fort Collins, CO            Holiday Inn                259             Atrium;                                    8/85
                                                                       Meeting         12,000 sq. ft.
                                                                       Space:
Coral Springs, FL           Radisson Plaza             224             Atrium;          5,326 sq. ft.             5/99
                                                                       Convention      12,800 sq. ft.
                                                                       Center:
St. Augustine, FL           Renaissance                300             Atrium;                                    5/98
                                                                       Convention      40,000 sq. ft.
                                                                       Center:
Tampa, FL                   Embassy Suites             247             Atrium;                                    1/98
                                                                       Meeting         18,000 sq. ft.
                                                                       Space:
Cedar Rapids, IA            Collins Plaza              221             Atrium;                                    9/88
                                                                       Meeting         11,250 sq. ft.
                                                                       Space:
Davenport, IA               Radisson                   221             Atrium;                                   10/95
                                                                       Meeting          7,800 sq. ft.  (c)
                                                                       Space:
Des Moines, IA              Embassy Suites             234             Atrium;                                    9/90
                                                                       Meeting         13,000 sq. ft.
                                                                       Space:
Des Moines, IA              Holiday Inn                288             Atrium;                                    1/87
                                                                       Meeting         15,000 sq. ft.
                                                                       Space:
Topeka, KS                  Capitol Plaza              224             Atrium;                                    8/98
                                                                       Convention      26,000 sq. ft.
                                                                       Center:
Bowling Green, KY           University Plaza           218             Atrium;                                    8/95
                                                                       Meeting          4,000 sq. ft.  (c)
                                                                       Space:
Branson, MO                 Chateau on the Lake        301             Atrium;                                    5/97
                                                                       Meeting         40,000 sq. ft.
                                                                       Space:
Jefferson City, MO          Capitol Plaza              255             Atrium;                                    9/87
                                                                       Meeting         14,600 sq. ft.
                                                                       Space:
Joplin, MO                  Holiday Inn                262             Atrium;                                    6/79
                                                                       Meeting          8,000 sq. ft.
                                                                       Space:
                                                                       Trade Center:   32,000 sq. ft.  (b)

Kansas City, MO(a)          Embassy Suites             236             Atrium;                                    4/89
                                                                       Meeting         12,000 sq. ft.
                                                                       Space:
Kansas City, MO             Homewood Suites            117             Extended Stay                              5/97
Springfield, MO             Holiday Inn                188             Atrium;                                    9/87
                                                                       Meeting          3,020 sq. ft.
                                                                       Space:
Omaha, NE                   Embassy Suites             249             Atrium;                                    1/97
                                                                       Meeting         13,000 sq. ft.
                                                                       Space:
Reno, NV                    Holiday Inn                283             Meeting          8,700 sq. ft.             2/74
                                                                       Space:
Albuquerque, NM             Crowne Plaza               311             Atrium;                                   12/86
                                                                       Meeting         12,300 sq. ft.
                                                                       Space:
Charlotte, NC               Renaissance Suites         275             Atrium;                                   12/99
                                                                       Meeting         17,400 sq. ft.
                                                                       Space:
Greensboro, NC(a)           Embassy Suites             219             Atrium;                                    1/89
                                                                       Meeting         10,250 sq. ft.
                                                                       Space:
Greensboro, NC(a)           Homewood Suites            104             Extended Stay                              8/96
Raleigh-Durham, NC          Embassy Suites             273             Atrium;                                    9/97
                                                                       Meeting         20,000 sq. ft.
                                                                       Space:
Oklahoma City, OK           Renaissance                311             Atrium;                                    1/00
                                                                       Meeting         10,150 sq. ft.  (c)
                                                                       Space:
Portland, OR(a)             Holiday Inn                286             Atrium;                                    4/79
                                                                       Trade Center:   37,000 sq. ft.  (b)
Portland, OR(a)             Embassy Suites             251             Atrium;                                    9/98
                                                                       Meeting         11,000 sq. ft.
                                                                       Space:
Columbia, SC                Embassy Suites             214             Atrium;                                    3/88
                                                                       Meeting         13,000 sq. ft.
                                                                       Space:
Greenville, SC              Embassy Suites             268             Atrium;                                    4/93
                                                                       Meeting         20,000 sq. ft.
                                                                       Space:
North Charleston, SC        Embassy Suites             255             Atrium;                                    2/00
                                                                       Meeting          3,000 sq. ft.  (c)
                                                                       Space:
Beaumont, TX                Holiday Inn                253             Atrium;                                    3/84
                                                                       Meeting         12,000 sq. ft.
                                                                       Space:
Dallas/Ft. Worth Airport,   Embassy Suites             329             Atrium;                                    8/99
TX (a)                                                                 Meeting         18,900 sq. ft.
                                                                       Space:
Houston, TX(a)              Radisson                   288             Atrium;                                   12/85
                                                                       Meeting         14,300 sq. ft.
                                                                       Space:
Mesquite, TX                Hampton Inn Suites         160             Meeting         21,200 sq. ft.             4/99
                                                                       Space:
                                                                       Convention      35,100 sq. ft   (c)
                                                                       Center:
Charleston, WV              Embassy Suites             253             Atrium;                                   12/97
                                                                       Meeting         14,600 sq. ft.
                                                                       Space:
Madison, WI                 Marriott                   292             Atrium;                                   10/85
                                                                       Meeting         15,000 sq. ft.  (b)
                                                                       Space:
                                                                       Convention      50,000 sq. ft.
                                                                       Center:

------------------------

(a)      Airport location.
(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which are owned by the Company.
(c)      Large civic center is located adjacent to hotel.

Managed Hotels

         The Managed Hotels consist of nine hotels, three Holiday Inns, one Sheraton, two Embassy Suites, one Marriott Courtyard, one Marriott Residence Inn and one Renaissance, located in five states (Missouri, Nebraska, South Dakota, Tennessee and Texas), and contain a total of 2,078 guest rooms. Mr. Hammons directly owns eight of these nine hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he has a 50% interest. Jacqueline Dowdy, a director and officer of the Company, and Lonnie A. Funk, a former officer of the Company, each own a 25% interest in this entity. There is a convention and trade center adjacent to four of the Managed Hotels.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         The Company's Class A Common Stock (the "Class A Common Stock") was listed on the New York Stock Exchange from November 23, 1994 until February 28, 2000 under the symbol "JQH." Effective February 28, 2000, the Class A Common Stock began trading on the American Stock Exchange under the symbol "JQH."

                            Stock Price Per Share
                             High               Low
2001
First Quarter              $   6.00          $   5.19
Second Quarter             $   6.60          $   5.30
Third Quarter              $   7.00          $   4.05
Fourth Quarter             $   5.82          $   3.65

2000
First Quarter              $  5-1/8          $ 3-9/16
Second Quarter             $  5-1/8          $      4
Third Quarter              $ 7-3/16          $4-15/16
Fourth Quarter             $  6-1/2          $  5-1/8

         Based on the number of Annual Reports requested by brokers, the Company estimates that it has approximately 1,500 beneficial owners of its Class A Common Stock. On March 1, 2002, there were approximately 250 holders of record of the Class A Common Stock then outstanding. On March 1, 2002, the last reported sale price of the Class A Common Stock on the AMEX was $5.90.

         On June 22, 2001, we issued shares of Class A Common Stock to four of our directors, in exchange for their services on and attendance at meetings of an ad hoc committee of the Board of Directors formed to evaluate possible corporate financial opportunities. Messrs. Sullivan and Dempsey each received 1,000 shares, and Messrs. Moore and Lopez-Ona each received 600 shares. The shares were issued in reliance on the private placement exemption from registration under the Securities Act of 1933, provided by Section 4(2) of that Act.

Item 6.  Selected Financial Data.

         The information required by this item is hereby incorporated by reference to the material appearing in the 2001 Annual Report to Shareholders (the "Annual Report to Shareholders"), filed as Exhibit 13.1 hereto, under the caption "Selected Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required by this item is hereby incorporated by reference to the material appearing in the 2001 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The information required by this item is hereby incorporated by reference to the material appearing in the 2001 Annual Report to Shareholders under the caption of "Quantitative and Qualitative Disclosures About Market Risk."

Item 8.  Financial Statements and Supplementary Data.

         The Financial Statements of the Company are hereby incorporated by reference to the Consolidated Financial Statements of the Company appearing in the 2001 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 1, 2002 (the "Proxy Statement") under the caption "Election of Directors." Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Management." The information included in the Proxy Statement under the caption "16(a) Beneficial Ownership Reports" is hereby incorporated by reference.

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

                                     PART IV

Item 14. Exhibits, Financial Schedules, and Reports on Form 8-K.

14(a)(1) Financial Statements

         Report of Independent Public Accountants

         Consolidated Balance Sheets at Fiscal 2001 and 2000 Year-Ends

         Consolidated Statements of Operations for the 2001, 2000 and 1999 Fiscal Years Ended

         Consolidated Statements of Changes In Minority Interest and Stockholders Equity for 2001, 2000 and 1999 Fiscal Years Ended

         Consolidated Statements of Cash Flows for 2001, 2000 and 1999 Fiscal Years Ended

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

           10.5   Form of Option Purchase Agreement

           10.7 Employment Agreement between John Q. Hammons Hotels, Inc. and Debra M. Shantz dated as of May 1, 1995, as amended on October 31, 1997 and October 31, 2000

           10.7a Employment Agreement between John Q. Hammons Hotels, Inc. and Lou Weckstein dated as of September 17, 2001

           10.7b Employment Agreement between John Q. Hammons Hotels, Inc. and William A. Mead dated as of January 25, 2000

           10.7c Letter Agreement between John Q. Hammons and William A. Mead dated as of January 27, 2000

              10.18  1994 Employee Stock Option Plan

              10.19  1999 Non-Employee Director Stock and Stock Option Plan

14(b)    Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended December 28, 2001.

14(c)    Exhibits

         Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated by reference.

14(d)    Financial Statements

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 27th day of March, 2002.

                                        JOHN Q. HAMMONS HOTELS, INC.

                                        By: /s/ John Q. Hammons
                                           -------------------------------------
                                            John Q. Hammons
                                            Founder, Chairman and CEO

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities at John Q. Hammons Hotels, Inc. on March 27, 2002.

      Signatures            Title
      ----------            -----
/s/ John Q. Hammons         Founder, Chairman and CEO of John Q. Hammons Hotels, Inc.
-----------------------
John Q. Hammons             (Principal Executive Officer)

/s/ Paul E. Muellner        Chief Financial Officer of John Q. Hammons Hotels, Inc.
-----------------------
Paul E. Muellner            (Principal Financial and Accounting Officer)

/s/ Jacqueline A. Dowdy     Director, Secretary of John Q. Hammons Hotels, Inc.
-----------------------
Jacqueline A. Dowdy

 /s/ William J. Hart        Director of John Q. Hammons Hotels, Inc.
-----------------------
William J. Hart

 /s/ Daniel L. Earley       Director of John Q. Hammons Hotels, Inc.
-----------------------
Daniel L. Earley

 /s/ James F. Moore         Director of John Q. Hammons Hotels, Inc.
-----------------------
James F. Moore

 /s/ John E. Lopez-Ona      Director of John Q. Hammons Hotels, Inc.
-----------------------
John E. Lopez-Ona

/s/ David C. Sullivan       Director of John Q. Hammons Hotels, Inc.
-----------------------
David C. Sullivan

/s/ Donald H. Dempsey       Director of John Q. Hammons Hotels, Inc.
-----------------------
Donald H. Dempsey

                                  EXHIBIT INDEX

            No.  Title
            ---  -----
        (a)3.1   Restated Certificate of Incorporation of the Company
        (a)3.2   Bylaws of the Company, as amended
        (a)3.3 Second Amended and Restated Agreement of Limited Partnership of the Partnership
        (a)3.4 Certificate of Limited Partnership of the Partnership, filed with the Secretary of State of the State of Delaware
        (a)3.5   Agreement of Limited Partnership of John Q. Hammons Hotels
                 Two, L.P.
        (a)3.6 Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of the Partnership
        (b)3.7 Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of the Partnership
       (a)10.1   1994 Note Indenture
       (b)10.2   1995 Note Indenture
       (a)10.3   Holiday Inn License Agreement
       (a)10.4   Embassy Suites License Agreement
       (a)10.5   Form of Option Purchase Agreement
       (a)10.6 Collective Bargaining Agreement between East Bay Hospitality Industry Association, Inc. and Service Employee's International Union
         10.6a Collective Bargaining Agreement between Hotel Employee and Restaurant Employee Union Local 49 and Holiday Inn Sacramento Capitol Plaza, for 06/01/01 to 5/31/06
          10.7 Employment Agreement between John Q. Hammons Hotels, Inc. and Debra M. Shantz dated as of May 1, 1995, as amended on October 31, 1997 and October 31, 2000. (Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2000.)
         10.7a Employment Agreement between John Q. Hammons Hotels, Inc. and Lou Weckstein dated as of September 17, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 28, 2001.)
         10.7b Employment Agreement between John Q. Hammons Hotels, Inc. and William A. Mead dated as of January 25, 2000
         10.7c Letter Agreement between John Q. Hammons and William A. Mead dated as of January 27, 2000
       (a)10.8 Letter Agreement re: Hotel Financial Services for Certain Hotels Owned and Operated by John Q. Hammons or JQH Controlled Companies
      (c)10.9a   John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq.
                 ft.)
       10.9a.1   Lease Renewal for John Q. Hammons Building Lease Agreement -
                 9th Floor (6000 sq. ft.) effective January 1, 2002
      (c)10.9b   John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq.
                 ft.)
       10.9b.1   Lease Renewal for John Q. Hammons Building Lease Agreement -
                 7th Floor (2775 sq. ft.) effective January 1, 2002
      (c)10.9c   John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq.
                 ft.)
       10.9c.1   Lease Renewal for John Q. Hammons Building Lease Agreement -
                 7th Floor (2116 sq. ft.) effective January 1, 2002
      (c)10.9d   John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq.
                 ft.)
       10.9d.1 Lease Renewal for John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq. ft.) effective January 1, 2002
      (a)10.11   Triple Net Lease
      (a)10.12 Lease Agreement between John Q. Hammons and John Q. Hammons Hotels, L.P.
     (c)10.15a Ground lease between John Q. Hammons and John Q. Hammons-Branson, L.P. - (Chateau on the Lake, Branson, Missouri)
     (c)10.15b Ground lease between John Q. Hammons and John Q. Hammons-Hotels Two, L.P. - (Little Rock, Arkansas)
      (a)10.17 Operating Agreement of Rivercenter Plaza Development Co., L.C., an Iowa limited liability company
      (a)10.18   1994 Stock Option Plan
         10.19 1999 Non-Employee Director Stock and Stock Option Plan (Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the Fiscal Year

                 Ended January 1, 1999.)
          12.1   Computations of Ratio of Earnings to Fixed Charges of the
                 Company
          13.1   2001 Annual Report to Shareholders
       (a)21.1   Subsidiaries of the Company
          23.1   Consent of Arthur Andersen LLP

------------------------
(a) Incorporated by reference to the same numbered exhibit in the Company's Registration Statement on Form S-1, No. 33-84570.
(b) Incorporated by reference to the partnership's Registration Statement on Form S-4, No. 33-99614.
(c) Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 3, 1997.