Form 10-Q
period 2002-03-29
HAMMONS JOHN Q HOTELS INC
filed 2002-05-10
CIK 930796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002

                                       OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                    to
                               ------------------    -------------------

Commission File number 1-13486


                          JOHN Q. HAMMONS HOTELS, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                    43-1695093
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

Number of shares of Registrant's Class A Common Stock outstanding as of May 9, 2002: 4,789,729

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS

                                                          MARCH 29, 2002  DECEMBER 28, 2001
                                                          --------------  -----------------
                                                           (UNAUDITED)        (AUDITED)
CURRENT ASSETS:

    Cash and equivalents                                    $    31,402      $    33,180

    Marketable securities                                        10,201           11,016

    Receivables:
      Trade, less allowance for doubtful accounts of $231        12,073           10,771
      Other                                                         617              824
      Management fees                                               206              148

    Inventories                                                   1,338            1,288

    Prepaid expenses and other                                    2,592            3,446
                                                            -----------      -----------

      Total current assets                                       58,429           60,673

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                        61,144           61,140
    Buildings and improvements                                  741,406          745,277
    Furniture, fixture and equipment                            313,130          312,079
    Construction in progress                                      5,670            1,868
                                                            -----------      -----------

                                                              1,121,350        1,120,364

    Less-accumulated depreciation and amortization             (336,039)        (326,906)
                                                            -----------      -----------

                                                                785,311          793,458

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net          28,430           27,593
                                                            -----------      -----------

TOTAL ASSETS                                                $   872,170      $   881,724
                                                            ===========      ===========


                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)

                             LIABILITIES AND EQUITY

                                                                                       MARCH 29, 2002    DECEMBER 28, 2001
                                                                                       --------------    -----------------
                                                                                        (UNAUDITED)          (AUDITED)
LIABILITIES:

    Current portion of long-term debt                                                    $  40,881           $  38,862

    Accounts payable                                                                         3,891               5,626

    Accrued expenses:
      Payroll and related benefits                                                           5,455               7,307
      Sales and property taxes                                                              12,132              11,680
      Insurance                                                                              2,556               2,308
      Interest                                                                               7,330              11,999
      Utilities, franchise fees and other                                                    7,507               6,152
                                                                                         ---------           ---------
        Total current liabilities                                                           79,752              83,934

    Long-term debt                                                                         767,566             774,145
    Other obligations                                                                        2,422               2,340
                                                                                         ---------           ---------
        Total liabilities                                                                  849,740             860,419
                                                                                         ---------           ---------


MINORITY INTEREST OF HOLDERS OF LIMITED
    PARTNER UNITS                                                                           14,988              14,111

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 2,000,000 shares
      authorized, none outstanding                                                              --                  --
    Class A common stock, $.01 par value, 40,000,000 shares authorized at March 29, 2002 and December 28, 2001, 6,042,000 shares issued at March 29, 2002 and December 28,
      2001, and 4,782,179 shares outstanding at March 29, 2002, and December 28, 2001,
      respectively                                                                              60                  60
    Class B common stock, $.01 par value, 1,000,000 shares
      authorized, 294,100 shares issued and outstanding at March 29, 2002
      and December 28, 2001                                                                      3                   3
    Paid-in capital                                                                         96,373              96,373
    Retained deficit, net                                                                  (83,291)            (83,539)
    Treasury Stock, at cost:  1,259,821 shares at March 29, 2002,
      and December 28, 2001                                                                 (5,703)             (5,703)
                                                                                         ---------           ---------

TOTAL EQUITY                                                                                 7,442               7,194
                                                                                         ---------           ---------

TOTAL LIABILITIES AND EQUITY                                                             $ 872,170           $ 881,724
                                                                                         =========           =========


                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000's omitted, except share data)


                                                                        THREE MONTHS ENDED
                                                                  MARCH 29, 2002   MARCH 30, 2001
                                                                  --------------   --------------
                                                                    (UNAUDITED)      (UNAUDITED)
REVENUES:
    Rooms                                                          $    65,490      $    69,940
    Food and beverage                                                   29,287           31,668
    Meeting room rental and other                                       12,652           13,701
                                                                   -----------      -----------
      Total revenues                                                   107,429          115,309

OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                                             16,056           17,206
      Food and beverage                                                 22,155           24,761
      Other                                                                709              864

    General, administrative and sales expenses                          33,009           35,074

    Repairs and maintenance                                              4,355            4,371

    Depreciation and amortization                                       12,992           13,548
                                                                   -----------      -----------

      Total operating costs                                             89,276           95,824
                                                                   -----------      -----------

INCOME FROM OPERATIONS                                                  18,153           19,485

OTHER INCOME (EXPENSE):
    Interest income                                                        254              641
    Interest expense and amortization of deferred financing fees       (17,252)         (18,890)
                                                                   -----------      -----------

INCOME BEFORE MINORITY INTEREST AND PROVISION FOR
    INCOME TAXES                                                         1,155            1,236
    Minority interest in earnings of partnership                          (877)            (939)
                                                                   -----------      -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                   278              297
    Provision for income taxes                                             (30)             (30)
                                                                   -----------      -----------

NET INCOME                                                         $       248      $       267
                                                                   ===========      ===========

BASIC EARNINGS PER SHARE:

    Per share net earnings allocable to Company                    $      0.05      $      0.05
                                                                   ===========      ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                            5,076,279        5,064,564
                                                                   ===========      ===========

DILUTED EARNINGS PER SHARE:

    Per share net earnings allocable to Company                    $      0.05      $      0.05
                                                                   ===========      ===========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                          5,108,791        5,064,564
                                                                   ===========      ===========


                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
             CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                            AND STOCKHOLDERS' EQUITY
                                 (000's omitted)

                                                                STOCKHOLDERS' EQUITY
                                                                --------------------

                                                  Class A   Class B                Company
                                      Minority    Common    Common      Paid-In    Retained  Treasury
                                      Interest     Stock     Stock      Capital    Deficit     Stock       Total
                                      --------   --------- ---------   ---------- ---------  ----------  ---------
BALANCE, December 28, 2001
(audited)                             $ 14,111   $     60   $      3   $ 96,373   $(83,539)   $ (5,703)   $  7,194
Net income allocable to the Company         --         --         --         --        248          --         248
Minority interest in earnings of
   partnership                             877         --         --         --         --          --          --
                                      --------   --------   --------   --------   --------    --------    --------
BALANCE, March 29, 2002
(unaudited)                           $ 14,988   $     60   $      3   $ 96,373   $(83,291)   $ (5,703)   $  7,442
                                      ========   ========   ========   ========   ========    ========    ========


                 See Notes to Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                  THREE MONTHS ENDED
                                                             MARCH 29, 2002  MARCH 30, 2001
                                                             --------------  --------------
                                                               (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                              $    248        $    267

Adjustment to reconcile net income to cash provided
by operating activities:
        Minority interest in earnings of partnership                 877             939
        Depreciation, amortization and loan cost amortization     13,510          14,100

Changes in certain assets and liabilities:
        Receivables                                               (1,153)         (4,733)
        Inventories                                                  (50)             52
        Prepaid expenses and other                                   854             615
        Accounts payable                                          (1,735)         (1,671)
        Accrued expenses                                          (4,466)         (5,987)
        Other obligations                                             82             573
                                                                --------        --------
              Net cash provided by operating activities            8,167           4,155
                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment, net                  (4,711)         (1,870)
        Franchise fees and other                                  (1,489)         (1,815)
        (Purchase) sale of marketable securities, net                815          (2,955)
                                                                --------        --------
              Net cash used in investing activities               (5,385)         (6,640)
                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayments of debt                                        (4,560)         (1,804)
                                                                --------        --------
              Net cash used in financing activities               (4,560)         (1,804)
                                                                --------        --------
              Decrease in cash and equivalents                    (1,778)         (4,289)

CASH AND EQUIVALENTS, beginning of period                         33,180          45,554
                                                                --------        --------
CASH AND EQUIVALENTS, end of period                             $ 31,402        $ 41,265
                                                                ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                          $ 21,366        $ 22,879
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

We were incorporated in September 1994 and had no operations or assets prior to our initial public offering of Class A common stock in November 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons contributed approximately $5 million in cash to us in exchange for 294,100 shares of Class B common stock (which represented approximately 72% of the voting control). We contributed the approximate $96 million of net proceeds from the Class A and Class B common stock offerings to John Q. Hammons Hotels, L.P., (or the Partnership) in exchange for approximately 28% general partnership interest. Effective December 30, 2000, we exchanged 1,271,311 general partnership units for funds advanced by the Partnership to us to repurchase our common stock. Effective December 29, 2001, we sold 11,760 general partner units to our general partner. The number of general partnership units exchanged is equivalent to the number of shares repurchased or sold, as outlined by the partnership agreement. As a result, Mr. Hammons' limited partnership interest currently is approximately 76% while our general partnership interest is approximately 24%.

All significant balances and transactions between the entities and properties have been eliminated.

2.       GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 2001 which included financial statements for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2002. These securities are valued at current market value, which approximates cost.

The provision for income taxes was determined using an effective income tax rate of approximately 5%, to provide for estimated state, local and franchise taxes.

3.       EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended March 29, 2002:

                                             Three Months Ended March 29, 2002
                                           -------------------------------------
                                           (in thousands, except per share data)

                                              Income        Shares     Per Share
                                            (Numerator) (Denominator)   Amount
                                            ----------- -------------  ---------
Basic earnings per share                      $  248        $5,076       $0.05
                                                                         =====

Effect of dilutive securities:
     Options                                      --            33

                                              ------        ------
Diluted earnings per share                    $  248        $5,109       $0.05
                                              ======        ======       =====

Basic and diluted income per share was $0.05 for the three months ended March 29, 2002, and for the three months ended March 30, 2001. Since there were no material dilutive securities for the three months ended March 30, 2001, basic and diluted earnings per share were identical, thus a reconciliation of the numerator and denominator is not necessary. The dilutive securities for the three months ended March 29, 2002 had no per share impact, so basic and diluted earnings per share were also identical for that period.

4.       NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets," which addresses how intangible assets that are acquired individually, or with a group of other assets, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We adopted this statement with no significant impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting for the impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We adopted this statement with no material impact on our financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Unless the context indicates or requires otherwise, the terms "the Company," "we," "us," "our" and other references to our company refer to John Q. Hammons Hotels, Inc. and John Q. Hammons Hotels, L.P., including all of our subsidiaries.

For purposes of this discussion, we classify new hotels as those hotels opened during the current year and the prior year, and define all other hotels as mature hotels. The distinction between mature and new hotels has become much less significant over time. For example, in 2002, we have no new hotels, and in 2001, the new hotels included only two hotels opened in 2000, and the mature hotels included 45 hotels opened before 2000.

Our past development activity restricts our ability to grow per share income in the short term. Fixed charges for new hotels (such as depreciation and amortization expense) exceed new hotel operating cash flow in the first one to three years of operations. As new hotels mature, we expect, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will continue to occur.

We announced on September 11, 1998, that we were ceasing new development activity, except for the hotels then under construction. We opened the last two hotels under construction in the first quarter of 2000, and currently we have no hotels under construction. Although we are not developing new hotels, Mr. Hammons continues to personally develop new hotels. During 2000, we entered into a five-year management contract with Mr. Hammons whereby we pay a maximum of 1.5% of the total development costs of Mr. Hammons' personally developed hotels for the opportunity to manage the hotels upon opening and the right to purchase the hotels in the event they are offered for sale.

RESULTS OF OPERATIONS. The following discussion and analysis addresses results of operations for the three month periods ended March 29, 2002 (which we refer to as the 2002 Quarter) and March 30, 2001 (which we refer to as the 2001 Quarter).

For the 2002 Quarter, our total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $31.1 million, a 5.8% decrease from the 2001 Quarter EBITDA of $33.0 million. As a percentage of total revenues, EBITDA increased to 29.0% in the 2002 Quarter from 28.6% in the 2001 Quarter, primarily as a result of improved operating margins in rooms and food and beverage, as well as a reduction in energy costs.

Total revenues for the 2002 Quarter were $107.4 million, a decrease of $7.9 million, or 6.9%, compared to the 2001 Quarter. The recent economic slowdown continued to adversely affect our performance. A sharper than anticipated decline in business and leisure travel were principally reflected in decreased occupancies and, at times, resulting lower room rates.

Rooms revenues decreased $4.4 million, or 6.3%, from the 2001 Quarter, but as a percentage of total revenues increased slightly to 61.0% from 60.6%. The dollar decrease was primarily due to the effects of the economic slowdown discussed in the preceding paragraph. Our average room rate decreased to $99.12, a 4.4% decrease compared to the 2001 Quarter average room rate of $103.68, and our occupancy for the 2002 Quarter was 62.4% compared to 63.7% in the 2001 Quarter. In comparison, the average room rate for the hotel industry was $84.71 in the 2002 Quarter, down 5.1% from the 2001 Quarter. Occupancy for the hotel industry was 55.6% in the 2002 Quarter, down 5.6% from the 2001 Quarter. Our Revenue Per Available Room, or RevPAR, was $61.86 in the 2002 Quarter, down 6.4% from $66.07 in the 2001 Quarter. RevPAR for the hotel industry in the 2002 Quarter was $47.07, down 10.5% from the 2001 Quarter.

Food and beverage revenues decreased $2.4 million, or 7.6%, compared to the 2001 Quarter, and decreased slightly as a percentage of total revenues to 27.3% from 27.5%. The dollar decrease was related to the lower occupancy rates discussed above.

Meeting room rental and other revenues decreased $1.0 million, or 7.3%, from the 2001 Quarter and decreased slightly as a percentage of revenues to 11.8% from 11.9%. The decrease was related to the lower occupancy rates discussed above.

Rooms operating expenses decreased $1.1 million, or 6.4%, compared to the 2001 Quarter, but remained stable as a percentage of rooms revenues, at 24.6%. The dollar decrease was attributable to cost control measures we implemented in labor expenditures, as demand and occupancy decreased.

Food and beverage operating expenses decreased $2.6 million, or 10.5%, compared to the 2001 Quarter, and decreased as a percentage of food and beverage revenues to 75.8% from 78.2%. The decrease was attributable to lower labor and food costs associated with lower food and beverage sales.

Other operating expenses decreased by $0.2 million, or 22.2%, from the 2001 Quarter. The decrease was primarily attributable to decreased telephone costs compared to the 2001 Quarter.

General, administrative and sales expenses decreased $2.1 million, or 6.0%, over the 2001 Quarter, but increased as a percentage of total revenues to 30.7% from 30.4%. The dollar decrease was primarily attributable to our focus on controlling overhead expenses and reduced energy costs.

Repairs and maintenance expenses remained stable at $4.4 million, but increased as a percentage of revenues to 4.1% from 3.8% in the 2001 Quarter.

Depreciation and amortization expenses decreased $0.5 million, or 3.7%, compared to the 2001 Quarter, but increased as a percentage of revenues to 12.1% from 11.7%. The dollar decrease is primarily attributable to our cessation of new development.

Income from operations decreased $1.3 million, or 6.7%, compared to the 2001 Quarter, but remained stable as a percentage of revenues at 16.9%.

Interest expense and amortization of deferred financing fees decreased by $1.6 million, or 8.5%, from the 2001 Quarter, and decreased as a percentage of total revenues to 16.1% from 16.4%, as the result of lower interest rates and reductions in existing debt.

Income before minority interest and provision for income taxes, was $1.2 million in both the 2002 Quarter and the 2001 Quarter, as decreased occupancy and RevPAR in the 2002 Quarter were offset by reduced costs.

Basic and diluted earnings per share remained stable at $0.05 in both quarters.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, service debt and fund capital expenditures.

At March 29, 2002, we had $31.4 million of cash and equivalents and $10.2 million of marketable securities, compared to $33.2 million and $11.0 million, respectively, at the end of 2001. Such amounts are available for our working capital requirements.

Operating activities provided $8.2 million for the 2002 Quarter compared to $4.2 million for the 2001 Quarter. This change is attributable to a decrease in accounts receivable in the 2002 Quarter as a result of reduced revenue and the reclassification of pending insurance claims, as discussed below.

At March 29, 2002, our total debt was $808.4 million compared with $813.0 million at the end of 2001 and $834.9 million at the end of the 2001 Quarter. The decrease is attributable to the $26.5 million reduction of existing debt since the end of the 2001 Quarter. The current portion of long-term debt was $40.9 million, compared with $38.9 million at the end of 2001. Of the 2002 current portion of long-term debt, $23.0 million is attributable to the Omaha Embassy Suites property.

We are in the process of attempting to refinance our long-term debt and approximately $30.1 million of our short-term debt, including the debt on the Omaha Embassy Suites. On April 22, 2002, our subsidiary partnership announced its cash tender offer to purchase its outstanding 1994 and 1995 first mortgage notes, and our solicitation of waivers of the indentures and collateral documents governing the notes to permit a refinancing. The tender offer expires on May 17, 2002 unless we elect to extend it. Our tender offers are subject to a financing condition, as well as various other terms and conditions. The tendered notes will be purchased with a portion of the proceeds of our refinancing. If we are unable to successfully complete the refinancing as planned, we will pursue other alternatives, including an extension or refinancing of our existing debt.

We expect 2002 capital requirements to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2002 capital requirements for normal recurring capital improvement projects.

During fiscal 2000, we initiated claims against certain of our construction service providers as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows at certain of our hotel properties. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of March 29, 2002, we had incurred approximately $9.7 million of which $1.3 million was incurred in the 2002 Quarter, of an estimated $12.0 million of costs to correct the underlying moisture problem. We will continue to vigorously pursue insurance recovery of these costs. In the fourth quarter of 2001, however, we recorded additional depreciation expense of approximately $6.1 million to bring the total charge for the year to $7.6 million to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent recoveries are realized, they will be recorded as a component of other income.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable rate debt obligations as of March 29, 2002.

                             EXPECTED MATURITY DATE
                                  (in millions)

                                                                                                                       Fair
                                                                                                  There-              Value
                                                2002(d)     2003     2004       2005     2006     After      Total      (e)
Long-Term Debt                            (a)

$300 Million 1st Mortgage Notes                 $  --      $  --     $ 295     $  --    $  --     $  --      $ 295     $ 296
  Average interest rate                   (b)     8.9%       8.9%      8.9%       --       --        --        8.9%

$90 Million 1st Mortgage Notes                  $  --      $  --     $  --     $  79    $  --     $  --      $  79     $  82
  Average interest rate                   (b)     9.8%       9.8%      9.8%      9.8%      --        --        9.8%

Other fixed-rate debt obligations               $  38      $  51     $   6     $   7    $   7     $ 210      $ 319     $ 319
  Average interest rate                   (b)     8.6%       8.3%      8.3%      8.2%     8.2%      8.6%       8.5%

Other variable-rate debt obligations            $   3      $  29     $  47     $   1    $  11     $  24      $ 115     $ 115
  Average interest rate                   (c)     4.8%       4.8%      4.8%      4.8%     4.8%      4.8%       4.8%

         (a) Includes amounts reflected as long-term debt due within one year.

         (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

         (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of March 29, 2002, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

         (d) The 2002 balances include actual and projected principal payments and weighted average interest rates for the year.

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

                                            JOHN Q. HAMMONS HOTELS, INC.


                                            By:  /s/ John Q. Hammons
                                               --------------------------------
                                                     John Q. Hammons
                                                     Chairman, Founder, and
                                                     Chief Executive Officer


                                            By:  /s/ Paul E. Muellner
                                               --------------------------------
                                                     Paul E. Muellner
                                                     Chief Financial Officer

Dated: May 10, 2002