Form 10-Q
period 2002-06-28
HAMMONS JOHN Q HOTELS INC
filed 2002-08-09
CIK 930796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002

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

Number of shares of Registrant's Class A Common Stock outstanding as of August 7, 2002: 4,789,792

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS

                                                                             JUNE 28, 2002  DECEMBER 28, 2001
                                                                             -------------  -----------------
                                                                              (UNAUDITED)       (AUDITED)

CURRENT ASSETS:

    Cash and equivalents                                                      $    37,208      $    33,180

    Marketable securities                                                          16,161           11,016

    Receivables:
      Trade, less allowance for doubtful accounts of $231                          10,573           10,771
      Other                                                                           699              824
      Management fees                                                                 220              148

    Inventories                                                                     1,130            1,288

    Prepaid expenses and other                                                      2,031            3,446
                                                                              -----------      -----------
      Total current assets                                                         68,022           60,673

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                          61,164           61,140
    Buildings and improvements                                                    740,686          745,277
    Furniture, fixture and equipment                                              315,644          312,079
    Construction in progress                                                       11,685            1,868
                                                                              -----------      -----------
                                                                                1,129,179        1,120,364

    Less-accumulated depreciation and amortization                               (349,129)        (326,906)
                                                                              -----------      -----------
                                                                                  780,050          793,458

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net,
    including $13,407 and $11,478 of restricted cash at June 28, 2002 and
    December 28, 2001, respectively                                                38,885           27,593
                                                                              -----------      -----------
TOTAL ASSETS                                                                  $   886,957      $   881,724
                                                                              ===========      ===========

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)

                             LIABILITIES AND EQUITY

                                                                                        JUNE 28, 2002   DECEMBER 28, 2001
                                                                                        -------------   -----------------
                                                                                         (UNAUDITED)        (AUDITED)

LIABILITIES:

    Current portion of long-term debt                                                     $   8,260         $  38,862

    Accounts payable                                                                          4,687             5,626

    Accrued expenses:
      Payroll and related benefits                                                            8,002             7,307
      Sales and property taxes                                                               15,518            11,680
      Insurance                                                                               2,406             2,308
      Interest                                                                                5,262            11,999
      Utilities, franchise fees and other                                                     8,421             6,152
                                                                                          ---------         ---------
        Total current liabilities                                                            52,556            83,934

    Long-term debt                                                                          813,341           774,145
    Other obligations                                                                         2,604             2,340
                                                                                          ---------         ---------
        Total liabilities                                                                   868,501           860,419
                                                                                          ---------         ---------
MINORITY INTEREST OF HOLDERS OF LIMITED
    PARTNER UNITS                                                                            11,977            14,111

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 2,000,000 shares
      authorized, none outstanding                                                               --                --
    Class A common stock, $.01 par value, 40,000,000 shares authorized in
      2002 and 2001, 6,042,000 shares issued at June 28, 2002 and December 28,
      2001, and 4,789,729 and 4,782,179 outstanding at June 28, 2002 and
      December 28, 2001, respectively                                                            60                60
    Class B common stock, $.01 par value, 1,000,000 shares
      authorized, 294,100 shares issued and outstanding in 2002 and 2001                          3                 3
    Paid-in capital                                                                          96,389            96,373
    Retained deficit, net                                                                   (84,304)          (83,539)
    Treasury Stock, at cost:  1,252,271 shares and 1,259,821 shares at June 28, 2002,
      and December 28, 2001, respectively                                                    (5,669)           (5,703)
                                                                                          ---------         ---------
TOTAL EQUITY                                                                                  6,479             7,194
                                                                                          ---------         ---------
TOTAL LIABILITIES AND EQUITY                                                              $ 886,957         $ 881,724
                                                                                          =========         =========

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   JUNE 28, 2002    JUNE 29, 2001    JUNE 28, 2002    JUNE 29, 2001
                                                                   -------------    -------------    -------------    -------------
                                                                    (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)

REVENUES:
   Rooms                                                            $    71,551      $    72,222      $   137,041      $   142,162
   Food and beverage                                                     30,101           30,238           59,388           61,906
   Meeting room rental and other                                         13,509           14,490           26,161           28,191
                                                                    -----------      -----------      -----------      -----------
     Total revenues                                                     115,161          116,950          222,590          232,259

OPERATING EXPENSES:
   Direct operating costs and expenses:
     Rooms                                                               17,712           18,153           33,768           35,359
     Food and beverage                                                   23,219           25,192           45,374           49,953
     Other                                                                  896              905            1,605            1,769

   General, administrative and sales expenses                            34,770           33,547           67,779           68,621

   Repairs and maintenance                                                4,602            4,585            8,957            8,956

   Depreciation and amortization                                         13,096           13,684           26,088           27,232
                                                                    -----------      -----------      -----------      -----------
     Total operating costs                                               94,295           96,066          183,571          191,890
                                                                    -----------      -----------      -----------      -----------
INCOME FROM OPERATIONS                                                   20,866           20,884           39,019           40,369

OTHER INCOME (EXPENSE):
   Interest income                                                          194              512              448            1,153
   Interest expense and amortization of deferred financing fees         (18,232)         (18,386)         (35,484)         (37,276)
                                                                    -----------      -----------      -----------      -----------
INCOME BEFORE MINORITY INTEREST, PROVISION FOR
   INCOME TAXES AND EXTRAORDINARY ITEM                                    2,828            3,010            3,983            4,246
   Minority interest in earnings of partnership                          (2,148)          (2,288)          (3,025)          (3,227)
                                                                    -----------      -----------      -----------      -----------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
   EXTRAORDINARY ITEM                                                       680              722              958            1,019
   Provision for income taxes                                               (60)             (60)             (90)             (90)
                                                                    -----------      -----------      -----------      -----------
INCOME BEFORE EXTRAORDINARY ITEM                                            620              662              868              929
   Extraordinary item: Cost of extinguishment of debt, net of
     applicable tax benefit                                              (1,633)             (12)          (1,633)             (12)
                                                                    -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                                   $    (1,013)     $       650      $      (765)     $       917
                                                                    ===========      ===========      ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE:

   Earnings before extraordinary item                               $      0.12      $      0.13      $      0.17      $      0.18
   Extraordinary item                                                     (0.32)              --            (0.32)              --
                                                                    -----------      -----------      -----------      -----------
   Per share net earnings (loss) allocable to company               $     (0.20)     $      0.13      $     (0.15)     $      0.18
                                                                    ===========      ===========      ===========      ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                             5,081,008        5,070,073        5,078,644        5,067,318
                                                                    ===========      ===========      ===========      ===========
DILUTED EARNINGS (LOSS) PER SHARE:

   Earnings before extraordinary item                               $      0.12      $      0.12      $      0.17      $      0.17
   Extraordinary item                                                     (0.32)              --            (0.32)              --
                                                                    -----------      -----------      -----------      -----------
   Per share net earnings (loss) allocable to company               $     (0.20)     $      0.12      $     (0.15)     $      0.17
                                                                    ===========      ===========      ===========      ===========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                           5,081,008        5,284,969        5,078,644        5,282,214
                                                                    ===========      ===========      ===========      ===========

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                            AND STOCKHOLDERS' EQUITY
                                 (000's omitted)

                                                                           STOCKHOLDERS' EQUITY
                                           ----------------------------------------------------------------------------------------
                                                        Class A      Class B                   Company
                                           Minority      Common       Common      Paid in      Retained      Treasury
                                           Interest      Stock        Stock       Capital      Deficit        Stock         Total
                                           --------     --------     --------     --------     --------      --------      --------

BALANCE, December 28, 2001
   (audited)                               $ 14,111     $     60     $      3     $ 96,373     $(83,539)     $ (5,703)     $  7,194
Issuance of common stock to directors
   (unaudited)                                   --           --           --           16           --            34            50
Net loss allocable to the company
   (unaudited)                                   --           --           --           --         (765)           --          (765)
Minority interest in loss of
   partnership, after extraordinary item
   of $5,159 (unaudited)                     (2,134)          --           --           --           --            --            --
                                           --------     --------     --------     --------     --------      --------      --------
BALANCE, June 28, 2002
(unaudited)                                $ 11,977     $     60     $      3     $ 96,389     $ (84,304) $    (5,669)     $  6,479
                                           ========     ========     ========     ========     =========  ===========      ========

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                     SIX MONTHS ENDED
                                                               JUNE 28, 2002   JUNE 29, 2001
                                                               -------------   -------------
                                                                (UNAUDITED)     (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                         $    (765)     $     917

Adjustment to reconcile net income (loss) to cash provided
by operating activities:
        Minority interest in earnings of partnership                  3,025          3,227
        Depreciation, amortization and loan cost amortization        27,102         28,388
        Extraordinary item                                            1,633             12
        Non-cash director compensation                                   50             50

Changes in certain assets and liabilities:
        Receivables                                                     251         (2,710)
        Inventories                                                     158            206
        Prepaid expenses and other                                    1,415            886
        Accounts payable                                               (939)          (175)
        Accrued expenses                                                163          3,800
        Other obligations                                               264            747
                                                                  ---------      ---------
              Net cash provided by operating activities              32,357         35,348
                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment, net                    (12,365)        (9,840)
        Franchise fees and other                                     (2,315)        (2,843)
        Purchase of marketable securities, net                       (5,145)        (6,007)
                                                                  ---------      ---------
              Net cash used in investing activities                 (19,825)       (18,690)
                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from borrowings                                    510,000             --
        Repayments of debt                                         (501,406)        (9,179)
        Debt offering costs                                         (13,640)            --
        Debt redemption costs                                        (3,458)            --
                                                                  ---------      ---------
              Net cash used in financing activities                  (8,504)        (9,179)
                                                                  ---------      ---------
              Increase in cash and equivalents                        4,028          7,479

CASH AND EQUIVALENTS, beginning of period                            33,180         45,554
                                                                  ---------      ---------
CASH AND EQUIVALENTS, end of period                               $  37,208      $  53,033
                                                                  =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                            $  41,206      $  36,552
                                                                  =========      =========

            See Notes to Condensed Consolidated Financial Statements

                   JOHN Q. HAMMONS HOTELS, INC. AND COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   ENTITY MATTERS

The accompanying consolidated financial statements include the accounts of John
Q. Hammons Hotels, Inc. and John Q. Hammons Hotels, L.P. and subsidiaries (collectively the Company or, as the context may require, John Q. Hammons Hotels, Inc. only).

We were incorporated in September 1994 and had no operations or assets prior to our initial public offering of Class A common stock in November 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons contributed approximately $5 million in cash to us in exchange for 294,100 shares of Class B common stock (which represented approximately 72% of the voting control). We contributed the approximate $96 million of net proceeds from our Class A and Class B common stock offerings to John Q. Hammons Hotels, L.P., or the Partnership, in exchange for approximately 28% in general partnership interest. Effective December 30, 2000, we exchanged 1,271,581 general partnership units for funds advanced by the Partnership to us to repurchase our common stock. Effective December 29, 2001, we sold 11,760 general partner units to our general partner. The number of general partnership units exchanged is equivalent to the number of shares repurchased, as outlined by the partnership agreement. As a result, Mr. Hammons' limited partnership interest currently is approximately 76% while our general partnership interest is approximately 24%.

All significant balances and transactions between the entities and properties have been eliminated.

2.   GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 2001, which included financial statements for the fiscal years ended December 28, 2001, December 29, 2000, and December 31, 1999.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2002. These securities are valued at cost, which approximates current market value.

The provision for income taxes was determined using an effective income tax rate of approximately 5% to provide for estimated state, local and franchise taxes.

3.   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Basic and diluted loss per share was $0.20 for the three months ended June 28, 2002, and $0.15 for the six months ended June 28, 2002, compared to basic earnings per share of $0.13 and $0.18 and diluted earnings per share of $0.12 and $0.17 for the same periods in 2001. The weighted average diluted common shares outstanding for the three and six months ended June 28, 2002 exclude the dilutive effect of approximately 900,000 options since such options would have been anti-dilutive; thus, basic and diluted earnings per share are identical.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months and six months ended June 29, 2001:

                                    Three Months Ended June 29, 2001
                                 ----------------------------------------
                                  (in thousands, except per share data)

                                   Income         Shares        Per Share
                                 (Numerator)   (Denominator)     Amount
                                 -----------   -------------    ---------

Basic earnings per share           $  650         5,070         $ 0.13
                                                                ======
Effect of dilutive securities:
     Options                           --           215
                                   ------         -----
Diluted earnings per share         $  650         5,285         $ 0.12
                                   ======         =====         ======

                                       Six Months Ended June 29, 2001
                                 ----------------------------------------
                                    (in thousands, except per share data)

                                   Income         Shares        Per Share
                                 (Numerator)   (Denominator)     Amount
                                 -----------   -------------    ---------

Basic earnings per share           $  917         5,067          $ 0.18
                                                                 ======
Effect of dilutive securities:
     Options                           --           215
                                   ------         -----
Diluted earnings per share         $  917         5,282          $ 0.17
                                   ======         =====          ======

4.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards Statement No. 142, "Goodwill and Other Intangible Assets," which addresses how intangible assets that are acquired individually, or with a group of other assets, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We adopted this statement in the first quarter of 2002 with no significant impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting for the impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We adopted this statement in the first quarter of 2002 with no material impact on our financial position.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, which would require applying the criteria under Opinion 30 to determine whether or not the gains and losses related to the extinguishment of debt should be classified as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. Due to the recent issuance of the standard, we are still assessing the potential impact to our financial statements; however, management expects that the extinguishment of debt losses classified as extraordinary items will be reclassified out of the extraordinary item caption.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Due to the recent issuance of the standard, we are still assessing the potential impact to our financial statements.

5.   LONG-TERM DEBT

In May 2002, we refinanced approximately $495.0 million of debt with the issuance of the $510 million notes with interest at 8 7/8% and interest payable May 15th and November 15th, and principal due May 2012. Accordingly, we incurred an early extinguishment of debt charge of $1.6 million, net of minority interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. Unless the context indicates or requires otherwise, the terms "we," "us," "our" and other references to our company refer to John Q. Hammons Hotels, Inc. and John Q. Hammons Hotels, L.P., including all of our subsidiaries.

Our past development activity restricts our ability to grow per share income in the near term. Fixed charges for new hotels (such as depreciation and amortization expense) exceed new hotel operating cash flow in the first one to three years of operations. As new hotels mature, we expect, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will occur.

We announced on September 11, 1998, that we were ceasing new development activity except for the hotels then under construction. We opened the last two hotels under construction in the first quarter of 2000, and currently we have no hotels under construction. Although we are not developing new hotels, Mr. Hammons continues to develop new hotels. During 2000, we entered into a five-year management contract with Mr. Hammons whereby we pay a maximum of 1.5% of the total development costs of Mr. Hammons' personally developed hotels for the opportunity to manage the hotels upon opening and the right to purchase the hotels in the event they are offered for sale.

RESULTS OF OPERATIONS - THREE-MONTH PERIOD

The following discussion and analysis addresses results of operations for the three-month periods ended June 28, 2002 (the "2002 Quarter"), and June 29, 2001 (the "2001 Quarter"). The results of operations for the three-month and six-month period ended June 28, 2002 are not indicative of the results to be expected for the full year.

For the 2002 Quarter, our total earnings before interest expense, taxes, depreciation and amortization (EBITDA) were $34.0 million, a decrease of 1.7% compared to the 2001 Quarter EBITDA of $34.6 million. As a percentage of total revenues, EBITDA decreased slightly to 29.5% in the 2002 Quarter from 29.6% in the 2001 Quarter, primarily as a result of costs related to changing franchise affiliations at three hotel properties during the 2002 Quarter. We incurred approximately $0.5 million in franchise termination charges. Without this one-time franchise termination charge, our EBITDA as a percentage of total revenues would have been 29.9%.

Total revenues for the 2002 Quarter were $115.2 million, a decrease of $1.8 million, or 1.5%, compared to the 2001 Quarter, primarily as a result of general economic conditions. The continuing economic slowdown and related decline in individual and group segments of corporate travel continued to be reflected in lower room rates as discussed below.

Rooms revenues decreased $0.6 million, or 0.8%, from the 2001 Quarter, but increased as a percentage of total revenues, to 62.2% from 61.7%. The dollar decrease was primarily due to the effects of the economic slowdown discussed in the preceding paragraph. Our average room rate decreased to $99.11, or 2.2%, compared to the 2001 Quarter average room rate of $101.39. In comparison, the average room rate for the hotel industry was $83.80 in the 2002 Quarter, down 3.1% from the 2001 Quarter, based on information from Smith Travel Research. Our occupancy for the 2002 Quarter increased to 68.2%, or 0.9 percentage points compared to the 2001 Quarter. Occupancy for the hotel industry was 63.3%, down
1.9 percentage points from the 2001 Quarter. Our Revenue Per Available Room (RevPAR) was $67.58 in the 2002 Quarter, down 0.9% from $68.22 in the 2001 Quarter. RevPAR for the hotel industry was $53.06, down 4.8% from the 2001 Quarter.

Food and beverage revenues decreased $0.2 million, or 0.7% compared to the 2001 Quarter, but increased as a percentage of total revenues, to 26.1% from 25.9% in the 2001 Quarter. The dollar decrease was related to the decrease in corporate travel described above.

Meeting room rental and other revenues decreased $1.0 million, or 6.9%, from the 2001 Quarter, and decreased as a percentage of revenues, to 11.7% from 12.4%, as the result of decreased corporate travel and the discontinuation in August 2001 of an energy surcharge that represented $1.5 million of revenues in the 2001 Quarter.

Rooms operating expenses decreased $0.5 million, or 2.7%, compared to the 2001 Quarter, and decreased as a percentage of rooms revenues to 24.7% from 25.2%. The percentage decrease related to management of labor costs.

Food and beverage operating expenses decreased $2.0 million, or 7.9%, compared to the 2001 Quarter, and decreased as a percentage of food and beverage revenues, to 77.1% from 83.2%. The decrease was attributable to lower food and labor costs associated with reduced food and beverage sales volume as well as enhanced food purchasing programs.

Other operating expenses remained stable at $0.9 million compared to the 2001 Quarter, but increased as a percentage of meeting room rental and other revenues, to 6.7% from 6.2%. The percentage increase was due to the decrease in meeting room rental and other revenues compared to the 2001 Quarter.

General, administrative and sales expenses increased $1.3 million, or 3.9%, over the 2001 Quarter, and increased as a percentage of total revenues to 30.2% from 28.6%. The increase was primarily attributable to franchise termination charges directly related to the franchise conversions for three hotels.

Repairs and maintenance expenses remained stable at $4.6 million, compared to the 2001 Quarter, and increased slightly as a percentage of revenues, to 4.0% from 3.9% in the 2001 Quarter.

Depreciation and amortization expenses decreased by $0.6 million, or 4.4%, compared to the 2001 Quarter, and decreased as a percentage of revenues to 11.4% from 11.7%. The decrease related to our cessation of new hotel development.

Income from operations remained stable at $20.9 million, compared to the 2001 Quarter, and increased as a percentage of revenue to 18.1% from 17.9%.

Income before minority interest, provision for income taxes and extraordinary item was $2.8 million in the 2002 Quarter, compared to $3.0 million in the 2001 Quarter.

Net income (loss) was a net loss of $1.0 million in the 2002 Quarter compared to $0.7 million of net income in 2001 Quarter. The variation related to the effect of an extraordinary item, (the cost of early extinguishment of debt, net of applicable tax benefit), of $1.6 million in the 2002 Quarter. This expense related to the refinancing of our outstanding 8-7/8% and 9-3/4% First Mortgage Notes for new 8-7/8% First Mortgage Notes due 2012.

Basic and diluted loss per share in the 2002 Quarter was $0.20, compared to basic earnings of $0.13 per share in the 2001 Quarter, and diluted earnings per share of $0.12 in the 2001 Quarter.

RESULTS OF OPERATIONS - SIX-MONTH PERIOD

The following discussion addresses results of operations for the six-month periods ended June 28, 2002 (the "2002 Six Months"), and June 29, 2001 (the "2001 Six Months").

For the 2002 Six Months, our total EBITDA was $65.1 million, a 3.7% decrease compared to the 2001 Six Months EBITDA of $67.6 million. As a percentage of total revenue, our EBITDA increased slightly to 29.2% in the 2002 Six Months from 29.1% in the 2001 Six Months.

Total revenues decreased to $222.6 million in the 2002 Six Months from $232.3 million in the 2001 Six Months, a decrease of $9.7 million or 4.2%. The decrease is attributable to ongoing weaknesses in the corporate travel segments of our business.

Rooms revenues decreased to $137.0 million in the 2002 Six Months from $142.2 million in the 2001 Six Months, a decrease of $5.2 million, or 3.7%, as a result of decreases in occupancy and average room rates. Rooms revenues as a percentage of total revenues increased slightly, to 61.5%, compared to 61.2% in the 2001 Six Months. The Company's average room rate decreased to $99.11 in the 2002 Six Months from $102.50 in the 2001 Six Months, a decrease of $3.39, or 3.3%. Occupancy decreased slightly to 65.3% in the 2002 Six Months from 65.5% in the 2001 Six Months, a decrease of 0.2 percentage points.

Food and beverage revenues decreased to $59.4 million in the 2002 Six Months from $61.9 million in the 2001 Six Months, a decrease of $2.5 million, or 4.0%, but increased slightly as a percentage of total revenues to 26.7% from 26.6% in the 2001 Six Months. The dollar decrease related to the decreased corporate travel discussed above.

Meeting room rental and other revenues decreased to $26.2 million in the 2002 Six Months from $28.2 million in the 2001 Six Months, a decrease of $2.0 million, or 7.1%. Meeting room rental and other revenues also decreased as a percentage of total revenues to 11.8% from 12.1% in the 2001 Six Months. The decrease was the result of decreased corporate travel and the absence of an energy surcharge, which was $1.7 million in the 2001 Six Months.

Rooms operating expenses decreased to $33.8 million in the 2002 Six Months from $35.4 million in the 2001 Six Months, a decrease of $1.6 million, or 4.5%. This expense decreased slightly as a percentage of rooms revenue, to 24.7% from 24.9% in the 2001 Quarter. The decrease related to management of labor costs.

Food and beverage operating expenses decreased to $45.4 million in the 2002 Six Months from $50.0 million in the 2001 Six Months, a decrease of $4.6 million, or 9.2%, as the result of decreased food and beverage revenues. These expenses also decreased as a percentage of food and beverages revenues in the 2002 Six Months to 76.4%, from 80.8% in the 2001 Six Months.

Other operating expenses decreased slightly to $1.6 million in the 2002 Six Months, from $1.8 million in the 2001 Six Months, and decreased as a percentage of meeting room rental and other income, to 6.1% in the 2002 Six Months from 6.4% in the 2001 Six Months.

General, administrative and sales expenses decreased to $67.8 million in the 2002 Six Months from $68.6 million in the 2001 Six Months, a decrease of $0.8 million, or 1.2%, but increased as a percentage of total revenues to 30.5% from 29.5% in the 2001 Six Months. The percentage increase in these expenses was primarily attributable to franchise termination charges directly related to the franchise conversions of three hotels.

Repairs and maintenance expenses remained stable at $8.9 million compared to the 2001 Six Months, but increased as a percentage of revenues to 4.0% from 3.8% in the 2001 Six Months.

Depreciation and amortization expenses decreased to $26.1 million in the 2002 Six Months from $27.2 million in the 2001 Six Months, a decrease of $1.1 million, or 4.0%, but remained stable as a percentage of total revenues at 11.7%. The dollar decrease was related to cessation of new hotel development.

Income from operations was $39.0 million in the 2002 Six Months compared to $40.4 million in the 2001 Six Months, a decrease of $1.4 million, or 3.5%. As a percentage of revenue, income from operations increased slightly to 17.5% in the 2002 Six Months compared to 17.4% in the 2001 Six Months.

Other expense, net of other income decreased to $35.0 million in the 2002 Six Months from $36.1 million in the 2001 Six Months, a decrease of $1.1 million, or 3.0%. As a percentage of total revenues, this expense increased to 15.7% from 15.5% in the 2001 Six Months. The dollar decrease related to a reduction in interest costs from floating rate debt and the effect of our debt repurchase program in 2001.

Income before minority interest, provision for income taxes and extraordinary item was $4.0 million in the 2002 Six Months, compared to $4.2 million in the 2001 Six Months.

Basic and diluted loss per share in the 2002 Six Months was $0.15, compared to basic earnings of $0.18 for the 2001 Six Months, and diluted earnings per share of $0.17 in the 2001 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public debt and equity, and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

At June 28, 2002, we had $37.2 million of cash and equivalents and $16.2 million of marketable securities, compared to $33.2 million and $11.0 million, respectively, at the end of 2001. Such amounts are available for working capital requirements.

Operating activities provided $32.4 million for the 2002 Six Months compared to $35.3 million for the 2001 Six Months. The decrease was attributable to a reduction in depreciation, amortization and loan cost amortization, and other working capital accounts.

During the second quarter of 2002, we completed the refinancing of our long-term debt and approximately $30.1 million of our short-term debt, including the debt on the Omaha Embassy Suites. We expect 2002 capital requirements to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2002 capital requirements for normal recurring capital improvement projects.

At June 28, 2002, our total debt was $821.6 million compared with $813.0 million at the end of 2001. The increase is attributable to a portion of the costs of refinancing our first mortgage notes. The current portion of long-term debt at June 28, 2002, was $8.3 million, compared to $38.9 million at the end of 2001.

We incurred net capital expenditures of approximately $12.4 million during the 2002 Six Months and $9.8 million during the 2001 Six Months. During the remainder of 2002, we expect capital expenditures to total approximately $9.8 million.

During fiscal 2000 we initiated claims against certain of our construction service providers as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows at certain of our hotel properties. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of June 28, 2002, we had incurred approximately $11.3 million of which $1.6 million was incurred in the 2002 Quarter, of an estimated $13.5 million of costs to correct the underlying moisture problem. We will continue to vigorously pursue insurance recovery of these costs. In the fourth quarter of 2001, however, we recorded additional depreciation expense of approximately $6.1 million to bring the total charge for that year to $7.6 million to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent recoveries are realized, they will be recorded as a component of other income

FORWARD-LOOKING STATEMENTS

NOTE - FORWARD-LOOKING STATEMENTS: Certain statements in this report contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "intend," "may," "will," and similar words. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others:

     o    General economic conditions;

     o    Competition;

     o    Changes in operating costs, particularly energy and labor costs;

     o    Unexpected events, such as the September 11, 2001 terrorist attacks;

     o Risks of hotel operations, such as hotel room supply exceeding demand, increased energy and other travel costs and general industry downturns;

     o    Seasonality of the hotel business;

     o    Cyclical over-building in the hotel and leisure industry;

     o Requirements of franchise agreements, including the right of some franchisors to immediately terminate their respective agreements if we breach certain provisions;

     o    Costs of complying with applicable state and federal regulations.

     These risks and uncertainties are discussed in more detail in our other filings with the SEC and should be considered in evaluating any forward-looking statements contained in this report. We undertake no obligation to update or revise publicly any forward looking statement, whether as a result of new information, future events or otherwise, other than as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable-rate debt obligations as of June 28, 2002:

                                                                         EXPECTED MATURITY DATE
                                                                             (in millions)
                                                                                                                           Fair
                                                                                                     There-                Value
                                             2002(d)     2003       2004       2005       2006       After      Total       (e)

Long-Term Debt                         (a)

 $510 Million 1st Mortgage Notes              $   --     $   --     $   --     $   --     $   --     $  510     $  510     $  490
    Average interest rate              (b)       8.9%       8.9%       8.9%       8.9%       8.9%       8.9%       8.9%

 Other fixed-rate debt obligations            $    7     $   35     $    6     $    7     $    8     $  210     $  273     $  273
    Average interest rate              (b)       8.3%       8.0%       8.3%       8.3%       8.3%       8.6%       8.5%

 Other variable-rate debt obligations  (c)    $    1     $    1     $    1     $    1     $   10     $   25     $   39     $   39
    Average interest rate                        5.1%       5.1%       5.1%       5.1%       5.1%       5.1%       5.1%

(a)  Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of June 28, 2002, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The 2002 balances include actual and projected principal repayments and weighted average interest rates for the year.

(e) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $510 million 1st Mortgage Notes. The fair value of the first mortgage notes is estimated by obtaining quotes from brokers.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. Legal Proceedings

         Not Applicable

ITEM 2. Changes in Securities and Use of Proceeds

         Not Applicable

ITEM 3. Defaults Upon Senior Securities

         Not Applicable

ITEM 4. Submission of Matters to a Vote of Securities Holders

     We held the annual meeting of our shareholders on Wednesday, May 1, 2002. The following persons were elected as our directors by the holders of Common
Stock:

                            Jacqueline A. Dowdy   William J. Hart   David C. Sullivan
                            -------------------   ---------------   -----------------

       Votes in Favor:
               Class A           4,634,235           4,629,235           4,634,235
               Class B          14,705,000          14,705,000          14,705,000
                                ----------          ----------          ----------
                 Total          19,339,235          19,334,235          19,339,235

   Votes Against:
          Class A                0                0                0
          Class B                0                0                0
                           -------          -------          -------
            Total                0                0                0

            Votes
        Withheld:
          Class A          111,836          116,836          111,836
          Class B                0                0                0
                           -------          -------          -------
            Total          111,836          116,836          111,836

     Abstentions:
          Class A                0                0                0
          Class B                0                0                0
                           -------          -------          -------
            Total                0                0                0

      Broker Non-
           votes:
          Class A                0                0                0
          Class B                0                0                0
                           -------          -------          -------
            Total                0                0                0

The shareholders also ratified the selection of Arthur Andersen LLP, as outside auditors for the Company and its subsidiaries for fiscal 2002, as follow:

Votes in Favor:
Class A                     4,529,521
Class B                    14,705,000
                           ----------
Total                      19,234,521

Votes Against:
Class A                       200,262
Class B                             0
                           ----------
Total                         200,262

Votes Withheld:
Class A                             0
Class B                             0
                           ----------
Total                               0

Abstentions:
Class A                         7,288
Class B                             0
                           ----------
Total                           7,228

Broker Non-votes:
Class A                             0
Class B                             0
                           ----------
Total                               0

ITEM 5. Other Information

         Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

See Exhibit Index.

     (b) Reports on Form 8-K

Form 8-K filed June 5, 2002, announcing that our board of directors approved the dismissal of Arthur Andersen, LLP and the selection of Deloitte & Touche, LLP, to serve as our independent auditors for the current fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       JOHN Q. HAMMONS HOTELS, INC.

                                       By: /s/ John Q. Hammons
                                           ------------------------------------
                                           John Q. Hammons
                                           Chairman, Founder, and
                                           Chief Executive Officer


                                       By: /s/ Paul E. Muellner
                                           -------------------------------------
                                           Paul E. Muellner
                                           Chief Financial Officer

Dated: August 9, 2002

                                  EXHIBIT INDEX

EXHIBIT NO.                TITLE
-----------                -----

99.1                       Certification Statement of Chief Executive Officer

99.2                       Certification Statement of Chief Financial Officer