Form 10-K
period 2003-01-03
HAMMONS JOHN Q HOTELS INC
filed 2003-04-02
CIK 930796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended January 3, 2003
       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ______________ to __________________

                         Commission File Number 1-13486

                          JOHN Q. HAMMONS HOTELS, INC.
             (Exact Name of Registrant as specified in its charter)


              Delaware                                43-1695093
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)
 300 John Q. Hammons Parkway, Ste. 900
         Springfield, Missouri                         65806
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code: (417) 864-4300

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------
         Class A Common Stock                     American Stock Exchange
       $0.01 par value per share

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ] No [   ]


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

      Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes [   ] No [ X ]


      The aggregate market value of the 3,362,865 shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $20,681,620 based on the $6.15 closing price on the American Stock Exchange for such stock on June 28, 2002.

      Number of shares of the Registrant's Class A Common Stock outstanding as of February 28, 2003: 4,789,729.

                       DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the annual report to shareholders for the year ended
January 3, 2003 are incorporated by reference into Part II. Portions of the proxy statement for the annual shareholders' meeting to be held on May 13, 2003 are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS.

      We use the terms we, us, our and other similar references to mean (i) John
Q. Hammons Hotels, Inc., a Delaware corporation, (ii) Hammons, Inc., a Missouri corporation, (iii) John Q. Hammons Hotels, L.P., a Delaware limited partnership, and (iv) corporate and partnership subsidiaries of John Q. Hammons Hotels, L.P., collectively, or, as the context may require, John Q. Hammons Hotels, Inc. only. References to the term "Partnership" mean John Q. Hammons Hotels, L.P., a Delaware limited partnership, and its corporate and partnership subsidiaries, collectively, or, as the context may require, John Q. Hammons Hotels, L.P. only.

OVERVIEW

      We are a leading independent owner and manager of upscale, full service hotels located primarily in secondary markets. We own and manage 47 hotels located in 20 states, containing 11,629 guest rooms or suites. We also manage nine additional hotels located in five states, containing 2,075 guest rooms or suites. The majority of these existing 56 hotels operate under the Embassy Suites Hotels, Holiday Inn and Marriott trade names. Most of our hotels are located near a state capitol, university, convention center, corporate headquarters, office park or other stable demand generator.

      We own and operate upscale hotels designed to appeal to a broad range of hotel customers, including frequent business travelers, groups, conventions and leisure travelers. Our in-house design staff individually designed each of our hotels and most contain an expansive multi-storied atrium, large indoor water fountains, lush plantings and comfortable lounge areas. In addition, our hotels typically include exterior meeting facilities that can be readily adapted to accommodate both large and small meetings, conventions or trade shows. Our 17 Embassy Suites Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services. Our 18 Holiday Inn hotels are affordably priced and designed to attract value-conscious leisure travelers desiring quality accommodations. In addition, we own or manage 17 hotels operating under leading brands including Marriott, Radisson, Sheraton, Hampton Inn and Suites and Homewood Suites, as well as three independent hotels and one non-franchise resort hotel.

      We coordinate management of our hotels from our headquarters in Springfield, Missouri, by our executive team. Six regional vice presidents supervise a group of general managers in day-to-day operations. Centralized management services and functions include sales and marketing, purchasing, financial controls, architecture and design, human resources, legal and hotel operations. Through these centralized services, we realize significant cost savings due to economies of scale.

      We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel for the opportunity to manage the hotel upon opening and the right to purchase the hotel in the event it is offered for sale.

FORWARD-LOOKING STATEMENTS

      This Form 10-K contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our business strategy, prospects and financial position. These statements contain the words "believes," "anticipates," "estimates," "expects," "projects," "intends," "may," "will," and similar words. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others, the following:

      -     general economic conditions;

      -     competition;

      - changes in operating costs, particularly energy, insurance and labor costs;

      -     unexpected events, such as the September 11, 2001 terrorist attacks;

      - risks of hotel operations, such as hotel room supply exceeding demand, increased energy and other travel costs and general industry downturns;

      -     seasonality of the hotel business;

      -     cyclical over-building in the hotel and leisure industry;

      - requirements of franchise agreements, including the right of some franchisors to immediately terminate their respective agreements if we breach certain provisions; and

      -     costs of complying with environmental laws.

      These risks are uncertainties and, along with the risk factors discussed below, should be considered in evaluating any forward looking statements contained in this Form 10-K.

      We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise, other than as required by law.

RISKS RELATING TO OUR BUSINESS

      WE MAY BE ADVERSELY AFFECTED BY THE LIMITATIONS IN OUR FRANCHISE
AGREEMENTS.

      Approximately 90% of our hotels operate pursuant to franchise agreements with nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Standards are often subject to change over time. Compliance with any such new standards could cause us to incur significant expenses or capital expenditures.

      If we do not comply with standards or terms of the franchise agreements, our franchise licenses could be cancelled after the applicable cure period. While none of our franchisors has ever terminated or failed to renew one of our agreements, terminating or changing the franchise affiliation of a hotel could require us to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor.

      Our current franchise agreements terminate at various times and have differing remaining terms. Although some are subject to renewal, many of our franchise agreements are set to expire before the notes mature. As a condition to renewal, the franchise agreements frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel. Significant unexpected capital expenditures could adversely affect our cash flow and our ability to make payments on our indebtedness.

      MR. HAMMONS' CONTROL OF US CREATES POTENTIAL FOR SIGNIFICANT CONFLICTS OF INTEREST.

      Through his ownership of all of our Class B Common Stock, and 269,100 shares of our Class A Common Stock, Mr. Hammons controls our activities. In addition, since Mr. Hammons beneficially owns all of the LP Units, representing 75.94% of the total Partnership units, he will decide any matters submitted to a vote of the Partnership partners. Certain decisions concerning our operations or financial structure may present conflicts of interest between Mr. Hammons and our other shareholders or holders of our notes. In addition, Mr. Hammons, as the holder of all of the LP Units, may suffer different and/or more adverse tax consequences than we do upon the sale or refinancing or some of the owned hotels as a result of unrealized gains attributable to certain owned hotels. Therefore, it is unlikely that an owned hotel will be sold or refinanced if such a transaction would result in an adverse tax consequence to Mr. Hammons if we are unable to make sufficient distributions to Mr. Hammons to pay those taxes, regardless of whether such a sale or refinancing might otherwise be in our best interest.

      Mr. Hammons also (1) owns hotels that we manage; (2) owns an interest in a hotel management company that provides accounting and other administrative services for all of our hotels; (3) owns a 50% interest in the entity from which we lease our corporate headquarters; (4) has an agreement whereby we pay up to 1.5% of his in-house development costs for new hotels in exchange for the opportunity to manage the hotels and to purchase them under certain circumstances; (5) leases space to us in two trade centers owned by him that connect with two of our hotels; (6) has the right to require the redemption of his LP Units; (7) utilizes our administration and other services for his outside business interests, for which he reimburses us; (8) supplements the compensation of two of our employees; and (9) owns the real estate underlying three of our hotels, which we lease from him. We describe these arrangements in further detail under "Certain Relationships and Related Transactions." In the event that Mr. Hammons experienced material adverse changes in his outside business interests, we could receive negative publicity as the result of his close ties to us, and it is possible the market price of our stock and the rating of our debt could be affected.

      WE DEPEND ON CERTAIN KEY MEMBERS OF OUR EXECUTIVE MANAGEMENT.

      We are dependent on certain key members of our executive management, a loss of whose services could have a material effect on our business and future operations. Some of our executive officers, including our president, Lou Weckstein, spend a portion of their time performing services for Mr. Hammons unrelated to our business.

      COMPLIANCE WITH ENVIRONMENTAL LAWS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

      Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and governmental agencies have the authority to require an owner of a contaminated property to clean up the property, even if the owner did not know of and was not responsible for the contamination. In addition to the costs of cleanup, contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral. Under environmental laws, courts and government agencies also have the authority to require a person who sent waste to a waste disposal facility, like a landfill or an incinerator, to pay for the cleanup of that facility if it becomes contaminated and threatens human health or the environment. Court decisions have established that third parties may recover damages for injury caused by contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he suffers injury from the asbestos.

      We could be responsible for the costs discussed above if one or more of our properties are found to be contaminated or to have caused contamination. The costs to clean up contaminated property, to defend against a claim or to comply with environmental laws, could be material and could affect our financial performance. In addition, under the laws of many states, contamination on a property may give rise to a lien on the property for cleanup costs. In several states, this lien has priority over all existing liens including those of existing mortgages.

      Real property pledged as security to a lender may be subject to unforeseen environmental liabilities. Historic uses of some of our properties have involved industries or businesses which could have used or produced hazardous materials or generated hazardous waste. In the regular course of business, our hotels might use and store small quantities of paints, paint thinners, lubricants, pool supplies, and commercial cleaning compounds which, in some instances, may be subject to federal and state regulations. Small quantities of waste oil, medical waste, and other waste materials may also be generated at some of our properties. Additionally, some of our properties contain or may have contained underground or above ground storage tanks which are regulated by federal, state and local environmental laws.

      All of our properties have been subject to environmental site assessments, or ESAs, prepared by independent third-party professionals. These ESAs were intended to evaluate the environmental conditions of these properties and included a site visit, a review of certain records and public information concerning the properties, the preparation of a written report and, in some cases, invasive sampling. We obtained the ESAs before we acquired or built most of our hotels to help us identify whether we might be responsible for clean-up costs or other environmental liabilities. The ESAs on our properties did not reveal any environmental conditions that are likely to have a material adverse effect on our business, assets, results of operations or liquidity. However, ESAs do not always identify all potential problems or environmental liabilities. Consequently, we may have material environmental liabilities of which we are unaware. Moreover, it is possible that future laws, ordinances or regulations could impose material environmental liabilities, or that the current environmental condition of our properties could be adversely affected by third parties or by the condition of land or operations in the vicinity of the properties.

      ASPECTS OF OUR OPERATIONS ARE SUBJECT TO GOVERNMENT REGULATION, AND CHANGES IN GOVERNMENT REGULATIONS MAY HAVE SIGNIFICANT EFFECTS ON OUR BUSINESS.

      A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that our hotels are substantially in compliance with these requirements or, in the case of liquor licenses, that they have or will promptly obtain the appropriate licenses. Compliance with, or changes in, these laws could reduce the revenue and profitability of our hotels and could otherwise adversely affect our revenues, results of operations and financial condition.

      Under the Americans with Disabilities Act, or ADA, all public accommodations are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA-required upgrades to our hotels, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

      MOISTURE RELATED ISSUES RELATED TO DEFECTIVE WINDOWS AT SOME OF OUR PROPERTIES HAVE AFFECTED OUR OPERATING RESULTS, AND, IF THE PROBLEMS ARE MORE WIDESPREAD THAN CURRENTLY APPARENT, COULD ADVERSELY AFFECT OUR FUTURE RESULTS OF OPERATIONS.

      We discovered water intrusion through defective windows at some of our hotels. The sealant at the base of the windows provided by several manufacturers had shrunk. This shrinkage allowed moisture into the space between the exterior and interior walls. Because of the Exterior Finish Insulation Systems, or EFIS, used in the construction of our hotels, there is no escape path for any moisture that does leak in. The EFIS construction provides a "stucco" finish and is commonly used throughout the lodging industry. We conducted an inspection of all of our properties, and found shrinkage at 16 hotels, of which 14 had sustained water intrusion damage related to the moisture, including six hotels with severe damage.

      We are pursuing claims against the window manufacturers and our insurance carrier. The insurance carrier has denied coverage on a portion of our claims and we have filed suit to enforce our claim. One window manufacturer is in the process of repairing its windows and two others have agreed to do so. The remaining two manufacturers have told us that they will not cover the costs of window repair or replacement. We intend to vigorously pursue our claims against the insurance company and the window manufacturers, but there is no assurance that we will prevail.

      We have paid or reserved all costs incurred and expected to be incurred in connection with the 16 hotels at which we discovered problems. Virtually all of our properties include the same type of windows. While we have found no evidence of any water damage in any other locations, problems could develop with the windows in other hotels in the future. If such problems were to become widespread, and we were unable to collect from the manufacturers or our insurance carrier, the cost would be significant and could adversely impact our cash flow and results of operations.

RISKS RELATED TO OUR DEBT

      OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

      We have a substantial amount of indebtedness. As of January 3, 2003, we had total indebtedness of $806.3 million. Our substantial indebtedness could, among other things:

      - increase our vulnerability to general adverse economic and industry conditions;

      - limit our ability to obtain other financing to fund future working capital, capital expenditures and other general corporate requirements;

      - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital and other expenditures;

      - limit our flexibility in planning for, or reacting to, changes in our business and industry;

      - place us at a competitive disadvantage compared to our competitors that have less debt; and

      - along with the financial and other restrictive covenants in our indebtedness, limit, among other things, our ability to borrow additional funds.

      THE TERMS OF OUR DEBT PLACE RESTRICTIONS ON US, WHICH REDUCE OPERATIONAL FLEXIBILITY AND CREATE DEFAULT RISKS.

      The documents governing the terms of our notes and some of the mortgage debt on our properties that are not part of the collateral hotels contain covenants that place restrictions on us and certain of our activities, including:

      -     acquisitions, mergers and consolidations;

      -     the incurrence of additional indebtedness;

      -     the incurrence of liens;

      -     capital expenditures;

      -     the payment of dividends; and

      -     transactions with affiliates.

      The restrictive covenants in the indenture and the documents governing our mortgage debt reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. In addition, certain covenants in the mortgage debt documents for some of the non-collateral hotel properties require us to meet financial performance tests. Our failure to comply with these restrictive covenants constitutes an event of default that, if not cured or waived, could result in the acceleration of the debt which we may be unable to repay.

      TO SERVICE OUR INDEBTEDNESS, WE REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

      Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

      WE CANNOT ASSURE YOU THAT WE WILL CONTINUE TO RECEIVE REVENUES FROM HOTELS WE MANAGE.

      We receive a portion of our revenues from managing hotels Mr. Hammons owns. We have management agreements with respect to the hotels owned by Mr. Hammons. Each of the management agreements with the nine hotels owned by Mr. Hammons or entities controlled by Mr. Hammons are terminable within either 30 or 60 days. We cannot assure you that we will continue to receive revenues with respect to any of these hotels.

RISKS RELATED TO THE LODGING INDUSTRY

      THE LODGING INDUSTRY IS HIGHLY COMPETITIVE.

      Competitive factors in the lodging industry include, among others, reasonableness of room rates, quality of accommodations, service levels and convenience of locations. We generally operate in areas that contain numerous other competitors. There can be no assurance that demographic, geographic or other changes in markets will not adversely affect the convenience or desirability of the locales in which our hotels operate, competing hotels will not pose greater competition for guests than presently exists, or that new hotels will not enter such locales. New or existing competitors could offer significantly lower rates or greater conveniences, services or amenities or significantly expand, improve or introduce new facilities in markets in which we compete, adversely affecting our operations.

      INTERNATIONAL EVENTS, INCLUDING THE EVENTS OF SEPTEMBER 11, 2001, THE CONTINUED THREAT OF TERRORISM, THE ONGOING WAR AGAINST TERRORISM AND THE CONTINUED CONFLICT WITH IRAQ, HAVE AFFECTED AND WILL CONTINUE TO AFFECT OUR INDUSTRY AND OUR RESULTS OF OPERATIONS.

      The terrorist attacks of September 11th caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concerns about travel safety. Our occupancy and revenue per available room (RevPAR) were below historical levels by as much as 26 percentage points and 35%, respectively, in the week immediately after the terrorist attacks and have rebounded to prior years' levels since. Additional similar events could have further material adverse effects on the hotel industry and our operations.

      WE ARE SUBJECT TO THE RISKS OF HOTEL OPERATIONS.

      Our hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include, among others:

      -     competition from other hotels;

      -     increases in supply of hotel rooms that exceed increases in demand;

      - increases in energy costs and other travel expenses that reduce business and leisure travel;

      -     adverse effects of declines in general and local economic activity;

      -     adverse effects of a downturn in the hotel industry; and

      - risks associated with the ownership of hotels and real estate, as discussed below.

      WE WILL ALSO ENCOUNTER RISKS THAT MAY ADVERSELY AFFECT REAL ESTATE OWNERSHIP IN GENERAL.

      Our investments in hotels are subject to the numerous risks generally associated with owning real estate, including among others:

      - adverse changes in general or local economic or real estate market conditions;

      -     changes in zoning laws;

      -     changes in traffic patterns and neighborhood characteristics;

      -     increases in assessed valuation and tax rates;

      -     increases in the cost of property insurance;

      -     governmental regulations and fiscal policies;

      -     the potential for uninsured or underinsured property losses;

      -     the impact of environmental laws and regulations; and

      -     other circumstances beyond our control.

      Moreover, real estate investments are relatively illiquid, and generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. The inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition.

OPERATIONS

      Our management team at our headquarters in Springfield, Missouri, coordinates management of our hotel network. This management team is responsible for managing our day-to-day financial needs, including internal accounting audits, insurance plans and business contract review, and oversees the financial budgeting and forecasting for our hotels, as well as analyzing the financial feasibility of new hotel developments and identifying new systems and procedures to employ within our hotels to improve efficiency and profitability. The management team also coordinates the sales force for each of our hotels, designing sales training programs, tracking future business under contract, and identifying, employing and monitoring marketing programs aimed at specific target markets, and is responsible for interior design of all hotels and each hotel's product quality, and directly oversees the detailed refurbishment of existing operations.

      Central management utilizes information systems that track each of our hotel's daily occupancy, average room rate, rooms revenues and food and beverage revenues. By having the latest information available at all times, we are better able to respond to changes in each market by focusing sales and yield management efforts on periods of demand extremes (low periods and high periods of demand) and controlling variable expenses to maximize the profitability of each hotel.

      Creating operating, cost and guest service efficiencies in each hotel is a top priority. With a total of 56 hotels under management, we believe we are able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under management, we are able to secure volume pricing from vendors not available to smaller hotel companies. We employ a systems trainer responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced.

      Regional management constantly monitors each of our hotels to verify that our high level of operating standards are being met. Our franchisors maintain rigorous inspection programs in which chain representatives visit their respective hotels (typically 2 or 3 times per year) to evaluate product and service quality. Each chain also provides feedback to each hotel through their guest satisfaction rating systems in which guests who visited the hotel are asked to rate a variety of product and service issues.

      We conduct all of our business operations through the Partnership and its subsidiaries. Mr. Hammons beneficially owns all 294,100 shares of our Class B Common Stock, and 269,100 shares of our Class A Common Stock, representing 76.8% of the combined voting power of both classes of our common stock. We are the sole general partner of the Partnership through our ownership of all 5,083,829 General Partner units, or the GP Units, representing 24.06% of the total equity in the Partnership. Mr. Hammons beneficially owns all 16,043,900 limited partnership units of the Partnership, or the LP Units, representing 75.94% of the total equity in the Partnership. Our Class A Common Stock represents approximately 21% of the total equity of the Partnership, and the Class B Common Stock and LP Units beneficially owned by Mr. Hammons represent approximately 79% of the total equity in the Partnership.

      Our executive offices are located at 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806 and our telephone number is (417) 864-4300. We are a Delaware corporation formed on September 29, 1994. Our website address is www.jqhhotels.com. We post all of our Form 10-K, Form 10-Q and Form 8-K filings on our website as promptly as practicable after filing with the SEC.

SALES AND MARKETING

      We market our hotels through national marketing programs and local sales managers and a director of sales at each of our hotels. While we make periodic modifications to our marketing concept in order to address differences and maintain a sales organization structure based on market needs and local preferences, we generally utilize the same major campaign concept throughout the country. We develop the concepts at our management headquarters, while modifications are implemented by our hotels' regional vice presidents and local sales force, all of whom are experienced in hotel marketing. The sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel's competitive needs. In addition, the local sales force is responsible for developing and implementing marketing programs targeted at specific customer segments within each market. We require that each of our sales managers complete an extensive sales training program.

      Our core market consists of business travelers who visit a given area several times per year, including salespersons covering a regional territory, government and military personnel and technicians. The profile of the primary target customer is a college educated business traveler, age 25 to 54, from a two-income household with a middle management white collar occupation or upper level blue collar occupation. We believe that business travelers are attracted to our hotels because of their convenient locations in state capitals, their proximity to corporate headquarters, plants, convention centers or other major facilities, the availability of ample meeting space and our high level of service. Our sales force markets to organizations which consistently produce a high volume of room nights and which have a significant number of individuals traveling in our operating regions. We also target groups and conventions attracted by our hotels' proximity to convention or trade centers which are often adjacent to our hotels. Our hotels' group meetings logistics include flexible space readily adaptable to groups of varying size, high-tech audio-visual equipment and on-site catering facilities. We believe that suburban convention centers attract more convention sponsors due to lower prices than larger, more cosmopolitan cities. In addition to the business market, our targeted customers also include leisure travelers looking for secure, comfortable lodging at an affordable price as well as women travelers who find the security benefits of our atrium hotels appealing.

      We advertise primarily through direct mail, magazine publications, directories and newspaper advertisements, all of which focus on value delivered to and perceived by the guest. We have developed in-house marketing materials including professional photographs and written materials that can be mixed and matched to appeal to a specific target group (business traveler, vacationer, religious group, reunions, etc.). Our marketing efforts focus primarily on business travelers who we estimate account for approximately 50% of the rooms rented in our hotels.

      Our franchise hotels utilize the centralized reservation systems of our franchisors, which we believe are among the more advanced reservation systems in the hotel industry. The franchisors' reservation systems receive reservation requests entered (1) on terminals located at all of their respective franchises,
(2) at reservation centers utilizing 1-800 phone access and (3) through several major domestic airlines. Such reservation systems immediately confirm reservations or indicate accommodations available at alternate system hotels. Confirmations are transmitted automatically to the hotel for which the reservations are made. We believe that these systems are effective in directing customers to our franchise hotels.

FRANCHISE AGREEMENTS

      We enter into non-exclusive franchise licensing agreements with franchisors we believe are the most successful brands in the hotel industry. The term of an individual franchise agreement for a hotel typically is 20 years. Our franchise agreements allow us to start with and then build upon the reputation of the brand names by setting higher standards of excellence than the brands themselves require. The non-exclusive nature of our franchise agreements allows us the flexibility to continue to develop properties with the brands that have shown success in the past or to operate hotels in conjunction with other brand names.

      Holiday Inn. Our franchise agreements grant us a nonassignable, non-exclusive license to use Holiday Inn's service mark and computerized reservation network. The franchisor maintains the right to improve and change the reservation system to make it more efficient, economical and competitive. We pay monthly fees based on a percentage of gross revenues. The initial terms of each of our Holiday Inn franchise agreements is 20 years with varying renewal options and extension terms.

      Embassy Suites Hotels. Our franchise agreements grant us a nonassignable, non-exclusive license to use the Embassy Suites Hotels service mark and computerized reservation network. The franchisor maintains the right to improve and change the reservation system for the purpose of making it more efficient, economical and competitive. We pay monthly fees based on a percentage of gross revenues attributable to suite rentals, plus marketing and reservation contributions which are also a percentage of gross revenues. The initial term of each of our Embassy Suites Hotels franchise agreements is 20 years with varying renewal options and extension terms.

      Other Franchisors. The franchise agreements with other franchisors not listed above are similar to those described above in that they are nonassignable, non-exclusive licenses to use the franchisor's service mark and computerized reservation network. Payments and terms of agreements vary based on specific negotiations with the franchisor.

COMPETITION

      Each of our hotels competes in its market area with numerous other full service hotels operating under various lodging brands and other lodging establishments. Chains such as Sheraton Inns, Marriott Hotels, Ramada Inns, Radisson Inns, Comfort Inns, Hilton Hotels and Doubletree/Red Lion Inns are direct competitors of our hotels in their respective markets. There is, however, no single competitor or group of competitors of our hotels that is consistently located nearby and competing with most of our hotels. Competitive factors in the lodging industry include reasonableness of room rates, quality of accommodations, level of service and convenience of locations.

REGULATIONS AND INSURANCE

      Insurance. To supplement our self insurance programs, we provide umbrella, property, auto, commercial liability and worker's compensation insurance to our hotels under blanket policies. Insurance expenses for our hotels were approximately $9.2 million, $7.3 million and $3.6 million in 2002, 2001 and 2000, respectively. In the three years ended December 29, 2000, we experienced favorable trends in insurance expenses, due to lower rates and better claims experiences, and because we were able to engage in favorable buyouts of several earlier self-insured years. Since that time, our insurance expenses increased as the result of the now fully-insured nature of most of our insurance programs and changes in the market subsequent to the terrorist attacks on September 11, 2001.

      Regulations. A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that each of our hotels has the necessary permits and approvals to operate their respective businesses.

      Our hotels and any newly developed or acquired hotels must comply with Title III of the Americans with Disabilities Act, or the ADA, to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Noncompliance could result in a judicial order requiring compliance, an imposition of fines or an award of damages to private litigants.

      Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of Asbestos Containing Materials, or ACMs, when ACMs are in poor condition or when property with ACMs is undergoing building, repair, remodeling, renovation or demolition. These laws may impose liability for the release of ACMs and may permit third parties to seek recovery from owners or operators of real estate for personal injury or other damage associated with ACMs. Several of the owned hotels contain or may contain ACMs, generally in sprayed-on ceiling treatments, floor tiles, or in roofing materials. Several of our hotels have implemented asbestos management plans. Moreover, in each hotel with confirmed or potential ACMs, no removal of asbestos from the owned hotels has been recommended and we have no plans to undertake any additional removal, beyond the removal that has already occurred.

      Our hotels are subject to environmental regulations under federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up designated hazardous or toxic substances or petroleum product releases affecting the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for damages or costs incurred by such parties in connection with the contamination. See "Risk Factors - Risks Relating to Our Business - Compliance with environmental laws may adversely affect our financial condition" for a more detailed description of environmental regulations affecting our business.

EMPLOYEES

      We employ over 5,900 full time employees, approximately 225 of whom are members of labor unions. We believe that labor relations with employees are good.

MANAGEMENT

      The following is a biographical summary of the experience of the executive officers and other key officers of the Company.

      John Q. Hammons is the Chairman, Chief Executive Officer, a director and founder of the Company. Mr. Hammons has been actively engaged in the development, management and acquisition of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed 88 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites Hotels trade names.

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


ITEM 2. PROPERTIES.

      We lease our headquarters in Springfield, Missouri, from a Missouri company of which Mr. Hammons is a 50% owner. In 2002, we made aggregate annual lease payments of approximately $253,000 to that company. We own the land on which 35 of our hotels are located, while 12 of our hotels are subject to long-term ground leases. We lease from Mr. Hammons the real estate on which three of these hotels are located. We describe these leases under "Certain Relationships and Related Transactions - Mr. Hammons."

DESCRIPTION OF HOTELS - GENERAL

      Our hotels are located in 20 states and contain a total of 11,629 rooms and suites. A majority of our hotels operate under the Holiday Inn, Embassy Suites Hotels and Marriott trade names. Most of our hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

      We believe that the presence of adjacent convention centers provides incremental revenues for our hotel rooms, meeting facilities, and catering services, and that hotels which are adjacent to convention centers occupy a particularly successful niche within the hotel industry. These convention or trade centers are available for rent by hotel guests. Each of our hotels has a restaurant/catering service on its premises which provides an essential amenity to the convention trade. We choose not to lease out the restaurant business to third-party caterers or vendors since we consider the restaurant business an important component of securing convention business. We own and manage all of the restaurants in our hotels specifically to maintain direct quality control over a vital aspect of the convention and hotel business. We also derive significant revenue and operating profit from food and beverage sales due to our ownership and management of all of the restaurants in our hotels. We believe that our food and beverage sales are more profitable than those of our competitors due to the amount of catering business provided to conventions at our hotels.

      We retain responsibility for all aspects of the day-to-day management of each of our hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels we own. We typically refurbish individual hotels every four to six years. We have spent an average per year of approximately $24.0 million in the last five years on the owned hotels and expect to spend approximately the same amount in 2003 on refurbishment of the owned hotels.

OWNED HOTELS

      The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each of our hotels:

                                                      NUMBER OF                                                     OPENING
LOCATION                    FRANCHISE/NAME          ROOMS/SUITES     DESCRIPTION                                      DATE
----------------------      --------------          ------------     ----------------------                         -------
Montgomery, AL........      Embassy Suites              237          Atrium; Meeting Space:    15,000 sq. ft.(c)       8/95
Tucson, AZ............      Holiday Inn                 301          Atrium; Meeting Space:    14,000 sq. ft.         11/81
Tucson, AZ............      Marriott                    250          Atrium; Meeting Space:    11,500 sq. ft.         12/96
Little Rock, AR.......      Embassy Suites              251          Atrium; Meeting Space:    14,000 sq. ft.          8/97
Springdale, AR........      Holiday Inn                 206          Atrium; Meeting Space:    18,000 sq. ft.          7/89
                                                                     Convention Center:        29,280 sq. ft.
Springdale, AR........      Hampton Inn & Suites        102          Meeting Space:            400 sq. ft.            10/95
Bakersfield, CA.......      Holiday Inn Select          258          Meeting Space:            9,735 sq. ft.(c)        6/95
Monterey, CA..........      Embassy Suites              225          Atrium; Meeting Space:    13,700 sq. ft.         11/95

                                                      NUMBER OF                                                     OPENING
LOCATION                    FRANCHISE/NAME          ROOMS/SUITES     DESCRIPTION                                     DATE
----------------------      --------------          ------------     ----------------------                         -------
Sacramento, CA........      Holiday Inn                 362          Meeting Space:            9,000 sq. ft.           8/79
San Francisco, CA.....      Holiday Inn                 279          Meeting Space:            9,000 sq. ft.           6/72
Denver, CO (a)........      Holiday Inn                 256          Atrium; Trade Center:     66,000 sq. ft.(b)      10/82
                            (International
                            Airport)
Denver, CO............      Holiday Inn                 235          Meeting Space:            20,000 sq. ft.         12/80
                            (Northglenn)
Fort Collins, CO......      Holiday Inn                 258          Atrium; Meeting Space:    12,000 sq. ft.          8/85
Coral Springs, FL.....      Marriott                    224          Atrium; Meeting Space:    5,326 sq. ft.           5/99
                                                                     Convention Center:        12,800 sq. ft.

St. Augustine, FL.....      Renaissance                 301          Atrium; Meeting Space:    9,000 sq. ft.(c)        5/98
Tampa, FL.............      Embassy Suites              247          Atrium; Meeting Space:    18,000 sq. ft.          1/98
Cedar Rapids, IA......      Collins Plaza               221          Atrium; Meeting Space:    11,250 sq. ft.          9/88
Davenport, IA.........      Radisson                    221          Atrium; Meeting Space:    7,800 sq. ft.(c)       10/95
Des Moines, IA........      Embassy Suites              234          Atrium; Meeting Space:    13,000 sq. ft.          9/90
Des Moines, IA........      Holiday Inn                 288          Atrium; Meeting Space:    15,000 sq. ft.          1/87
Topeka, KS............      Capitol Plaza               224          Atrium; Meeting Space:    7,000 sq. ft.(c)        8/98
Bowling Green, KY.....      Holiday Inn                 218          Atrium: Meeting Space:    4,000 sq. ft.(c)        8/95
Branson, MO...........      Chateau on the Lake         301          Atrium; Meeting Space:    40,000 sq. ft.          5/97
Jefferson City, MO....      Capitol Plaza               255          Atrium; Meeting Space:    14,600 sq. ft.          9/87
Joplin, MO............      Holiday Inn                 262          Atrium; Meeting Space:    8,000 sq. ft.           6/79
                                                                     Trade Center:             32,000 sq. ft.(b)
Kansas City, MO (a)...      Embassy Suites              236          Atrium; Meeting Space:    12,000 sq. ft.          4/89
Kansas City, MO (a)...      Homewood Suites             117          Extended Stay                                     5/97
Springfield, MO.......      Holiday Inn                 188          Atrium; Meeting Space:    3,020 sq. ft.           9/87
Omaha, NE.............      Embassy Suites              249          Atrium; Meeting Space:    13,000 sq. ft.          1/97
Reno, NV..............      Holiday Inn                 283          Meeting Space:            8,700 sq. ft.           2/74
Albuquerque, NM.......      Marriott                    310          Atrium; Meeting Space:    12,300 sq. ft.         12/86
Charlotte, NC.........      Renaissance Suites          275          Atrium; Meeting Space:    17,400 sq. ft.         12/99
Greensboro, NC (a)....      Embassy Suites              219          Atrium; Meeting Space:    10,250 sq. ft.          1/89
Greensboro, NC (a)....      Homewood Suites             104          Extended Stay                                     8/96
Raleigh-Durham, NC....      Embassy Suites              273          Atrium; Meeting Space:    20,000 sq. ft.          9/97
Oklahoma City, OK.....      Renaissance                 311          Atrium; Meeting Space:    10,150 sq. ft.(c)       1/00
Portland, OR (a)......      Holiday Inn                 286          Atrium; Trade Center:     37,000 sq. ft.(b)       4/79
Portland, OR (a)......      Embassy Suites              251          Atrium; Meeting Space:    11,000 sq. ft.          9/98
Columbia, SC .........      Embassy Suites              214          Atrium; Meeting Space:    13,000 sq. ft.          3/88
Greenville, SC........      Embassy Suites              268          Atrium; Meeting Space:    20,000 sq. ft.          4/93
North Charleston, SC (a)    Embassy Suites              255          Atrium; Meeting Space:    3,000 sq. ft.(c)        2/00
Beaumont, TX..........      Holiday Inn                 253          Atrium; Meeting Space:    12,000 sq. ft.          3/84
Dallas, Ft. Worth Airport,
   TX (a).............      Embassy Suites              329          Atrium; Meeting Space:    18,900 sq. ft.          8/99
Houston, TX (a).......      Marriott                    287          Atrium; Meeting Space:    14,300 sq. ft.         12/85
Mesquite, TX..........      Hampton Inn & Suites        160          Meeting Space:            21,200 sq. ft.          4/99
                                                                     Convention Center:        35,100 sq. ft.(c)
Charleston, WV........      Embassy Suites              253          Atrium; Meeting Space:    14,600 sq. ft.         12/97
Madison, WI...........      Marriott                    292          Atrium; Meeting Space:    15,000 sq. ft.(b)      10/85
                                                                     Convention Center:        50,000 sq. ft.

(a)   Airport location.

(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which we own.

(c)   Large civic center is located adjacent to hotel.

MANAGED HOTELS

      The managed hotels consist of nine hotels, including three Holiday Inns, one Sheraton, two Embassy Suites, one Marriott Courtyard, one Marriott Residence Inn and one Renaissance, located in five states (Missouri, Nebraska, South Dakota, Tennessee and Texas), and contain a total of 2,075 guest rooms. Mr. Hammons directly owns eight of these nine hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he and Jacqueline Dowdy, a director and officer of our general partner, each own a 50% interest. There is a convention and trade center adjacent to four of our managed hotels.

      We provide management services to the managed hotels within the guidelines contained in the annual operating and capital plans submitted to the hotel owner for review and approval during the final 30 days of the preceding year. We are responsible for the day-to-day operations of the managed hotels. While we are responsible for the implementation of major refurbishment and repairs, the actual cost of such refurbishments and repairs is borne by the hotel owner. We earn annual management fees of 3% to 5% of the hotel's revenues. Each of the management contracts with the nine hotels owned by Mr. Hammons or entities controlled by Mr. Hammons are terminable within either 30 or 60 days.

ITEM 3. LEGAL PROCEEDINGS.

      We are not presently involved in any litigation which if decided adversely to us would have a material effect on our financial condition. To our knowledge, there is no litigation threatened, other than routine litigation arising in the ordinary course of business or which would be covered by liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

      Our Class A Common Stock was listed on the New York Stock Exchange from November 23, 1994 until February 28, 2000, under the symbol "JQH." Effective February 28, 2000, the Class A Common Stock began trading on the American Stock Exchange under the symbol "JQH."

                          Stock Price Per Share
                         High               Low
                        ------            ------
2002
First Quarter           $ 6.50            $ 5.60
Second Quarter          $ 7.00            $ 6.15
Third Quarter           $ 6.38            $ 5.92
Fourth Quarter          $ 5.92            $ 5.08


2001
First Quarter           $ 6.00            $ 5.19
Second Quarter          $ 6.60            $ 5.30
Third Quarter           $ 7.00            $ 4.05
Fourth Quarter          $ 5.82            $ 3.65


      Based on the number of Annual Reports requested by brokers, we estimate that we have approximately 1,150 beneficial owners of our Class A Common Stock. On February 28, 2003, there were approximately 280 holders of record of our Class A Common Stock. On February 28, 2003, the last reported sale price of our Class A Common Stock on the AMEX was $5.20.

ITEM 6. SELECTED FINANCIAL DATA.

      The information required by this item is hereby incorporated by reference to the material appearing in the 2002 Annual Report to Shareholders (the "Annual Report to Shareholders"), filed as Exhibit 13.1 hereto, under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required by this item is hereby incorporated by reference to the material appearing in the 2002 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information required by this item is hereby incorporated by reference to the material appearing in the 2002 Annual Report to Shareholders under the caption of "Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Financial Statements of the Company are hereby incorporated by reference to the Consolidated Financial Statements of the Company appearing in the 2002 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On June 24, 2002, upon the recommendation of the audit committee, our board of directors approved the dismissal of Arthur Andersen LLP as our independent auditors, and the selection of Deloitte & Touche LLP, to serve as our independent auditors for the year ending January 3, 2003, subject to Deloitte & Touche's internal client acceptance procedures.

      Arthur Andersen's reports on our financial statements for each of the years ended December 28, 2001 and December 29, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 28, 2001 and December 29, 2000, and through the date of their dismissal, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its reports on our financial statement for such years, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      During the years ended December 28, 2001 and December 29, 2000, and through June 24, 2002, we did not consult Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this item with respect to directors is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 13, 2003 (the "Proxy Statement") under the caption "Election of Directors." Information required by this item with respect to executive officers is provided in Item 1 of this report. See "Management." The information included in the Proxy Statement under the caption "16(a) Beneficial Ownership Reports" is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      This table summarizes share and exercise price information about our equity compensation plans as of January 3, 2003.


                      EQUITY COMPENSATION PLAN INFORMATION

                                                        (a)                   (b)                       (c)
                                              ----------------------    ----------------    ----------------------------
                                                                        WEIGHTED-AVERAGE
                                                                           EXERCISE            NUMBER OF SECURITIES
                                               NUMBER OF SECURITIES         PRICE OF           REMAINING AVAILABLE FOR
                                                 TO BE ISSUED UPON        OUTSTANDING       FUTURE ISSUANCE UNDER EQUITY
                                                    EXERCISE OF             OPTIONS,             COMPENSATION PLANS
                                               OUTSTANDING OPTIONS,       WARRANTS AND          (EXCLUDING SECURITIES
PLAN CATEGORY                                 WARRANTS AND RIGHTS(1)         RIGHTS          REFLECTED IN COLUMN(a)) (1)
                                              ----------------------    ----------------    ----------------------------
Equity compensation plans approved by
  security holders.......................            1,483,700               $6.11                      933,100
Equity compensation plans not approved

  by security holders....................              230,000               $5.40                      270,000
                                                     ---------                                        ---------
Total....................................            1,713,700               $6.02                    1,203,100
                                                     =========                                        =========

(1) Number of shares is subject to adjustment for changes in capitalization for stock splits and stock dividends and similar events.


      The other information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation."

ITEM 14. CONTROLS AND PROCEDURES.

      Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(d) under the Securities Exchange Act of 1934) as of April 1, 2003. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

      Changes in internal controls. There were no significant changes in our internal controls or, to the knowledge of our chief executive officer and chief financial officer, in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, after the date of such evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K.

15(a)(1) FINANCIAL STATEMENTS

            Independent Auditors' Report

            Consolidated Balance Sheets at Fiscal 2002 and 2001 Year-Ends

            Consolidated Statements of Operations for the 2002, 2001 and 2000 Fiscal Years Ended

            Consolidated Statements of Changes In Minority Interest and Stockholders Equity for 2002, 2001 and 2000 Fiscal Years Ended

            Consolidated Statements of Cash Flows for 2002, 2001 and 2000 Fiscal Years Ended

            Notes to Consolidated Financial Statements

      The Consolidated Financial Statements of the Company are hereby incorporated by reference to the Consolidated Financial Statements of the Company appearing in the Annual Report to Shareholders.

15(a)(2) FINANCIAL STATEMENT SCHEDULES

        All schedules have been omitted because the required information in such schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements or is not required.

15(a)(3) EXHIBITS

      Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated by reference.

      SET FORTH BELOW IS A LIST OF MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS REQUIRED TO BE FILED AS EXHIBITS BY ITEM 15(c).

            10.4  Form of Option Purchase Agreement

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


            10.7b Employment Agreement between John Q. Hammons Hotels, Inc. and
                  William A. Mead dated as of January 25, 2000

            10.7c Letter Agreement between John Q. Hammons and William A. Mead dated as of January 27, 2000

            10.14 1994 Employee Stock Option Plan

            10.15 1999 Non-Employee Director Stock and Stock Option Plan

15(b) REPORTS ON FORM 8-K
      No reports on Form 8-K were filed during the quarter ended January 3, 2003.

15(c) EXHIBITS
      Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated by reference.

15(d) FINANCIAL STATEMENTS

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 1st day of April, 2003.


                                    JOHN Q. HAMMONS HOTELS, INC.

                                By: /s/ John Q. Hammons
                                    -------------------------------
                                    John Q. Hammons
                                    Founder, Chairman and CEO

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities at John Q. Hammons Hotels, Inc. on April 1, 2003.

   Signatures                                  Title

/s/ John Q. Hammons           Founder, Chairman and CEO of John Q. Hammons
-----------------------       Hotels, Inc.
John Q. Hammons               (Principal Executive Officer)

/s/ Paul E. Muellner          Chief Financial Officer of John Q. Hammons
-----------------------       Hotels, Inc.
Paul E. Muellner              (Principal Financial and Accounting Officer)

/s/ Jacqueline A. Dowdy       Director, Secretary of John Q. Hammons
-----------------------       Hotels, Inc.
Jacqueline A. Dowdy

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

/s/ James F. Moore            Director of John Q. Hammons Hotels, Inc.
-----------------------
James F. Moore

/s/ John E. Lopez-Ona         Director of John Q. Hammons Hotels, Inc.
-----------------------
John E. Lopez-Ona

/s/ David C. Sullivan         Director of John Q. Hammons Hotels, Inc.
-----------------------
David C. Sullivan

/s/ Donald H. Dempsey         Director of John Q. Hammons Hotels, Inc.
-----------------------
Donald H. Dempsey


                                 CERTIFICATIONS


I, John Q. Hammons, certify that:

1. I have reviewed this annual report on Form 10-K of John Q. Hammons Hotels, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and all material weaknesses.

Date: April 1, 2003


                                    /s/ John Q. Hammons
                                    ------------------------------------------
                                    John Q. Hammons, Chief Executive Officer



I, Paul E. Muellner, certify that:

1. I have reviewed this annual report on Form 10-K of John Q. Hammons Hotels, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and all material weaknesses.

Date: April 1, 2003


                                    /s/ Paul E. Muellner
                                    ------------------------------------------
                                    Paul E. Muellner, Chief Financial Officer

                                  EXHIBIT INDEX
NO. TITLE

    3.1 Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.3 of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

    3.2 Bylaws of the Company, as amended (Incorporated by reference to Exhibit 3.4 of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

    3.3 Second Amended and Restated Agreement of Limited Partnership of the Partnership (Incorporated by reference to Exhibit 3.1 of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

    3.4 Certificate of Limited Partnership of the Partnership, filed with the Secretary of State of the State of Delaware (Incorporated by reference to Exhibit 3.2 of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

    3.5 Articles of Incorporation of John Q. Hammons Hotels Finance Corporation III (Incorporated by reference to Exhibit 3.5 of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

    3.6 By-laws of John Q. Hammons Hotels Finance Corporation III (Incorporated by reference to Exhibit 3.6 of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

    4.1  Indenture dated May 21, 2002 among the Limited Partnership and John
         Q. Hammons Hotels Finance Corporation III and Wachovia Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

    4.2 Form of Global Note evidencing the 8-7/8% First Mortgage Notes due 2012 (Incorporated by reference to Exhibit 4.2 of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

   10.1 Letter Agreement re: Hotel Financial Services for Certain Hotels Owned and Operated by John Q. Hammons or John Q. Hammons Controlled Companies (Incorporated by reference to Exhibit 10.7 to the Registration Statement of the Company on Form S-1, No. 33-84570)

(a)10.2  Holiday Inn License Agreement

(a)10.3  Embassy Suites License Agreement

(a)10.4  Form of Option Purchase Agreement

(a)10.5 Collective Bargaining Agreement between East Bay Hospitality Industry Association, Inc. and Service Employee's International Union

   10.6  Collective Bargaining Agreement between Hotel Employee and
         Restaurant Employee Union Local 49 and Holiday Inn Sacramento Capitol Plaza, for 06/01/01 to 5/31/06 (Incorporated by reference to Exhibit 10.6a from the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

   10.7  Employment Agreement between John Q. Hammons Hotels, Inc. and Debra
         M. Shantz dated as of May 1, 1995, as amended on October 31, 1997 and October 31, 2000 (Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2000)

  10.7a Employment Agreement between John Q. Hammons Hotels, Inc. and Lou Weckstein dated as of September 17, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 28, 2001)

  10.7b  Employment Agreement between John Q. Hammons Hotels, Inc. and William
         A. Mead dated as of January 25, 2000 (Incorporated by reference to Exhibit 10.7b from the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

  10.7c Letter Agreement between John Q. Hammons and William A. Mead dated as of January 27, 2000 (Incorporated by reference to Exhibit 10.7c from the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

   10.8 John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq. ft.) (Incorporated by reference to Exhibit 10.7a of the Registration Statement of the Company on Form S-1, No. 33-84570)

  10.8a Lease Renewal for John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq. ft.) effective January 1, 2002 (Incorporated by reference to Exhibit 10.9a.1 from the Company's

           Annual Report on Form 10-K for the Fiscal Year Ended December 28,
           2001)

   10.8b John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq. ft.) (Incorporated by reference to Exhibit 10.7b of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

   10.8c Lease Renewal for John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq. ft.) effective January 1, 2002 (Incorporated by reference to Exhibit 10.9b.1 from the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

   10.8d John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq. ft.) (Incorporated by reference to Exhibit 10.7c of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

   10.8e Lease Renewal for John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq. ft.) effective January 1, 2002 (Incorporated by reference to Exhibit 10.9c.1 from the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

    10.9 John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq. ft.). (Incorporated by reference to Exhibit 10.7d of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

   10.9a Lease Renewal for John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq. ft.) effective January 1, 2002 (Incorporated by reference to Exhibit 10.9d.1 from the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

(a)10.10   Triple Net Lease

(a)10.11   Lease Agreement between John Q. Hammons and John Q. Hammons Hotels,
           L.P.

   10.12 Ground lease between John Q. Hammons and John Q. Hammons-Branson, L.P. - (Chateau on the Lake, Branson, Missouri) (Incorporated by reference to Exhibit 10.10 of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

   10.13 Ground lease between John Q. Hammons and John Q. Hammons-Hotels Two, L.P. - (Little Rock, Arkansas) (Incorporated by reference to Exhibit
           10.11 of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

   10.14 1994 Stock Option Plan (Incorporated by reference to Exhibit 10.12 of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

   10.15 1999 Non-Employee Director Stock and Stock Option Plan (Incorporated by reference to the Exhibit 10.19 in the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 1, 1999)

    12.1   Computation of Ratio of Earnings to Fixed Charges of the Company

    13.1   2002 Annual Report to Shareholders

    21.1   Subsidiaries of the Company (incorporated by reference to Exhibit
           21.1 to the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

    23.1   Consent of Deloitte & Touche LLP

    99.1   Certification Statement of Chief Executive Officer

    99.2   Certification Statement of Chief Financial Officer

------------------------

(a) INCORPORATED BY REFERENCE TO THE SAME NUMBERED EXHIBIT IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, NO. 33-84570.