Form 10-Q
period 2003-04-04
HAMMONS JOHN Q HOTELS INC
filed 2003-05-16
CIK 930796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes               No    X
    -------          -------

Number of shares of Registrant's Class A Common Stock outstanding as of May 14, 2003: 4,800,254

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                     ASSETS

                                                                                APRIL 4, 2003   JANUARY 3, 2003
                                                                                -------------   ---------------
CURRENT ASSETS:

    Cash and equivalents                                                         $    39,954      $    21,774

    Restricted cash                                                                    1,670            1,103

    Marketable securities                                                             11,451           12,481

    Receivables:
      Trade, less allowance for doubtful accounts of $231                             10,516            9,034
      Other                                                                              308              441
      Management fees - related party                                                    222              152

    Inventories                                                                        1,165            1,151

    Prepaid expenses and other                                                         3,866            5,884
                                                                                 -----------      -----------

      Total current assets                                                            69,152           52,020
                                                                                 -----------      -----------

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                             62,053           62,035
    Buildings and improvements                                                       751,044          751,092
    Furniture, fixture and equipment                                                 326,262          327,079
    Construction in progress                                                           4,118               98
                                                                                 -----------      -----------

                                                                                   1,143,477        1,140,304

    Less-accumulated depreciation and amortization                                  (384,306)        (371,838)
                                                                                 -----------      -----------

                                                                                     759,171          768,466

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net,
    including $16,604 and $15,010 of restricted cash as of April 4, 2003 and
    January 3, 2003, respectively                                                     40,412           39,486
                                                                                 -----------      -----------

TOTAL ASSETS                                                                     $   868,735      $   859,972
                                                                                 ===========      ===========

         See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)

                             LIABILITIES AND EQUITY


                                                                           APRIL 4, 2003   JANUARY 3, 2003
                                                                           -------------   ---------------
LIABILITIES:

    Current portion of long-term debt                                         $  13,768      $  13,683

    Accounts payable                                                              2,731          5,041

    Accrued expenses:
      Payroll and related benefits                                                6,092          7,199
      Sales and property taxes                                                   12,260         12,500
      Insurance                                                                   2,051          1,903
      Interest                                                                   17,481          6,382
      Utilities, franchise fees and other                                         9,813          7,764
                                                                              ---------      ---------
        Total current liabilities                                                64,196         54,472

    Long-term debt                                                              790,654        792,659
    Other obligations                                                             2,529          2,444
                                                                              ---------      ---------
        Total liabilities                                                       857,379        849,575
                                                                              ---------      ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED
    PARTNER UNITS                                                                 6,652          5,901
                                                                              ---------      ---------

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 2,000,000 shares
      authorized, none outstanding                                                   --             --
    Class A Common Stock, $.01 par value, 40,000,000 shares authorized at
      April 4, 2003,  and January 3, 2003, 6,042,000 shares issued at
      April 4, 2003, and January 3, 2003, and 4,789,729
      shares outstanding at April 4, 2003, and January 3, 2003                       60             60
    Class B Common Stock, $.01 par value, 1,000,000 shares
      authorized, 294,100 shares issued and outstanding                               3              3
    Paid-in capital                                                              96,389         96,389
    Retained deficit, net                                                       (86,093)       (86,300)
    Less: Treasury Stock, at cost; 1,252,271 shares at
      April 4, 2003, and January 3, 2003                                         (5,669)        (5,669)
    Accumulated other comprehensive income                                           14             13
                                                                              ---------      ---------

        Total stockholders' equity                                                4,704          4,496
                                                                              ---------      ---------

TOTAL LIABILITIES AND EQUITY                                                  $ 868,735      $ 859,972
                                                                              =========      =========


            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000's omitted, except share data)

                                                                                                     THREE MONTHS ENDED
                                                                                             APRIL 4, 2003      MARCH 29, 2002
                                                                                             -------------      --------------
REVENUES:
    Rooms                                                                                    $      67,403      $       65,490
    Food and beverage                                                                               29,139              29,287
    Meeting room rental, related party management fee and other                                     13,588              12,652
                                                                                             -------------      --------------
      Total revenues                                                                               110,130             107,429

OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                                                                         16,280              16,056
      Food and beverage                                                                             21,906              22,155
      Other                                                                                            692                 709

    General, administrative, sales and management expenses                                          36,075              33,009

    Repairs and maintenance                                                                          4,453               4,355

    Depreciation and amortization                                                                   12,481              12,992
                                                                                             -------------      --------------

      Total operating costs                                                                         91,887              89,276
                                                                                             -------------      --------------

INCOME FROM OPERATIONS                                                                              18,243              18,153

OTHER INCOME (EXPENSE):
    Other income                                                                                       175                  --
    Interest expense and amortization of deferred financing fees, net of $178 and $254
      of interest income for the April 4, 2003 and March 29, 2002, periods, respectively           (17,433)            (16,998)
                                                                                             -------------      --------------

INCOME BEFORE MINORITY INTEREST AND PROVISION FOR
    INCOME TAXES                                                                                       985               1,155
    Minority interest in earnings of partnership                                                      (748)               (877)
                                                                                             -------------      --------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                               237                 278
    Provision for income taxes                                                                         (30)                (30)
                                                                                             -------------      --------------

NET INCOME ALLOCABLE TO THE COMPANY                                                          $         207      $          248
                                                                                             =============      ==============

BASIC EARNINGS PER SHARE:
    Net earnings allocable to Company                                                        $        0.04      $         0.05
                                                                                             =============      ==============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                                        5,083,829           5,076,279
                                                                                             =============      ==============

DILUTED EARNINGS PER SHARE:
    Net earnings allocable to Company                                                        $        0.04      $         0.05
                                                                                             =============      ==============

DILUTED  WEIGHTED AVERAGE SHARES OUTSTANDING                                                     5,151,081           5,108,791
                                                                                             =============      ==============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                            AND STOCKHOLDERS' EQUITY
                                 (000's omitted)


                                                                 STOCKHOLDERS' EQUITY
                                                                                                              Accumulated
                              Comprehensive             Class A   Class B              Company                   Other
                                 Income      Minority   Common    Common    Paid in    Retained   Treasury   Comprehensive
                                 (Loss)      Interest   Stock      Stock    Capital    Deficit     Stock         Income       Total
                              -------------  --------   -------   --------  --------   --------   --------   -------------  --------
BALANCE, January 3, 2003                     $  5,901   $    60   $      3  $ 96,389   $(86,300)  $ (5,669)  $          13     4,496
Net income allocable to
   the Company                $         207        --        --         --        --        207         --              --       207
Minority interest in
   earnings of partnership                        748        --         --        --         --         --              --        --
Unrealized appreciation on
   marketable securities
   net of minority interest               1         3        --         --        --         --         --               1         1
                              -------------  --------   -------   --------  --------   --------   --------   -------------  --------
Comprehensive income         $        208
                              =============
BALANCE, April 4, 2003                       $  6,652   $    60   $      3  $ 96,389   $(86,093)  $ (5,669)  $          14  $  4,704
                                             ========   =======   ========  ========   ========   ========   =============  ========



            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                         THREE MONTHS ENDED
                                                                  APRIL 4, 2003      MARCH 29, 2002
                                                                  -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income allocable to the Company                               $         207      $          248

Adjustment to reconcile net income to cash provided
     by operating activities:
        Minority interest in income of partnership                          748                 877
        Depreciation, amortization and loan cost amortization            12,954              13,510

Changes in certain assets and liabilities
        Restricted cash                                                    (567)                 --
        Receivables                                                      (1,419)             (1,153)
        Inventories                                                         (14)                (50)
        Prepaid expenses and other                                        2,018                 854
        Accounts payable                                                 (2,310)             (1,735)
        Accrued expenses                                                 11,949              (4,466)
        Other obligations                                                    85                  82
                                                                  -------------      --------------
              Net cash provided by operating activities                  23,651               8,167
                                                                  -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Additions to property and equipment                              (3,056)             (4,711)
        Franchise fees and other                                         (1,529)             (1,489)
        Sale of marketable securities                                     1,034                 815
                                                                  -------------      --------------
              Net cash used in investing activities                      (3,551)             (5,385)
                                                                  -------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Repayments of debt                                               (1,920)             (4,560)
                                                                  -------------      --------------
              Net cash used in financing activities                      (1,920)             (4,560)
                                                                  -------------      --------------
              Increase (decrease) in cash and equivalents                18,180              (1,778)

CASH AND EQUIVALENTS, beginning of period                                21,774              33,180
                                                                  -------------      --------------
CASH AND EQUIVALENTS, end of period                               $      39,954      $       31,402
                                                                  =============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                            $       6,073      $       21,366
                                                                  =============      ==============

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

We were incorporated in September 1994 and had no operations or assets prior to our initial public offering of Class A Common Stock in November 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons contributed approximately $5 million in cash to us in exchange for 294,100 shares of Class B Common Stock (which represented approximately 72% of the voting control). We contributed the approximate $96 million of net proceeds from the Class A and Class B Common Stock offerings to John Q. Hammons Hotels, L.P., (or the Partnership) in exchange for approximately 28% general partnership interest. Effective December 30, 2000, we exchanged 1,271,581 general partnership units for funds advanced by the Partnership to us to repurchase our common stock. Effective January 4, 2003, and December 29, 2001, we purchased 7,550 and 11,760 general partner units, respectively, from our general partner. The number of general partnership units exchanged is equivalent to the number of shares repurchased or sold, as outlined by the partnership agreement. As a result, as of April 4, 2003, and March 29, 2002, Mr. Hammons' limited partnership interest remained constant at approximately 76% while our general partnership interest is approximately 24%.

All significant balances and transactions between the entities and properties have been eliminated.

2.       GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. The interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 3, 2003 which included financial statements for the fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of certain funds maintained in escrow for property taxes and certain other obligations. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2003. These securities are valued at current market value. As of April 4, 2003, unrealized holding gains were approximately $59,000, of which approximately $14,000 is allocable to the Company, with the remainder allocable to the minority interest, and are included as a separate component of shareholders' equity until realized.

The provision for income taxes was determined using an effective income tax rate of approximately 5%, to provide for estimated state, local and franchise taxes.

3.       EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended April 4, 2003 and March 29, 2002:

                                                               THREE MONTHS ENDED APRIL 4, 2003
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       INCOME               SHARES            PER SHARE
                                                     (NUMERATOR)        (DENOMINATOR)          AMOUNT
                                                     -----------        -------------         ---------
Basic earnings per share                             $       207                5,084         $    0.04
                                                                                              =========

Effect of dilutive securities:
     Options                                                  --                   67
                                                     -----------        -------------
Diluted earnings per share                           $       207                5,151         $    0.04
                                                     ===========        =============         =========


                                                              THREE MONTHS ENDED MARCH 29, 2003
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       INCOME               SHARES            PER SHARE
                                                     (NUMERATOR)        (DENOMINATOR)          AMOUNT
                                                     -----------        -------------         ---------
Basic earnings per share                             $       248                5,076         $    0.05
                                                                                              =========

Effect of dilutive securities:
     Options                                                  --                   33
                                                     -----------        -------------
Diluted earnings per share                           $       248                5,109         $    0.05
                                                     ===========        =============         =========

As of April 4, 2003 and March 29, 2002, the Company had 813,700 and 673,700 options, respectively, which were not included in the computation of diluted earnings per share since the options would be antidilutive.

4.       STOCK OPTIONS

We account for our stock-based compensation plans according to the intrinsic method under APB Opinion No. 25, under which no compensation cost has been recognized for option grants. In accordance with Statement of Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," we are required, at a minimum, to report pro forma disclosures of expense for stock-based awards based on their fair values. Had compensation cost been determined consistent with SFAS No. 123, our net loss and diluted loss per share for the quarters ended April 4, 2003, and March 29, 2002, would have been as follows:

                                                                 APRIL 4,      MARCH 29,
                                                                   2003          2002
                                                                 --------      ---------
                                                                  (IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
Net Income
  As reported                                                    $    207      $     248
  Deduct - total stock-based employee compensation expense
    determined under the fair value based method for all
    awards, net of related tax effects                                (43)           (75)
                                                                 --------      ---------
  Pro forma                                                      $    164      $     173
                                                                 ========      =========
Basic and Diluted Loss Per Share
  As reported                                                    $   0.04      $    0.05
  Pro forma                                                      $   0.03      $    0.03


The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

5.       NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 143, "Accounting for Assets Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted this statement in the first quarter of 2003, with no material impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which would require applying the criteria under Opinion 30 to determine whether or not the gains and losses related to the extinguishment of debt should be classified as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this statement in the first quarter of 2003, and will reclassify our 2002 and 2001 extraordinary items to a loss on extinguishment caption classified in other expense.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. We adopted this standard in the first quarter of 2003, with no material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management does not believe that the adoption of this interpretation will have a material impact on our financial position, results of operations or cash flows.

6.  LONG-TERM DEBT

In May 2002, we refinanced our $300 million 8-7/8% First Mortgage Notes due February 2004, and our $90 million 9-3/4% First Mortgage Notes due April 2005, as well as construction financing on five of our properties, with new $510 million 8-7/8% First Mortgage Notes, interest payable May 15th and November 15th, and principal due May 2012. In conjunction with this refinancing we incurred aggregate early extinguishment of debt charges of approximately $1.8 million, net of minority interest. These charges were recorded in the second quarter of 2002 ($1.633 million) and the third quarter of 2002 ($0.142 million), as these costs became known.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL. Unless the context indicates or requires otherwise, we use the terms "the Company," "we," "us," "our" and other similar references to refer to John
Q. Hammons Hotels, Inc. and John Q. Hammons Hotels, L.P., including all of our subsidiaries.

Our consolidated financial statements include revenues from our owned hotels and management fee revenues for providing management services to the managed hotels (owned or directly controlled by Mr. Hammons). References to our hotels include both our owned hotels and our managed hotels. We derive revenues from the owned hotels from rooms, food and beverage, meeting rooms and other revenues. Our beverage revenues include only revenues from the sale of alcoholic beverages, while we show revenues from the sale of non-alcoholic beverages as part of food revenue. Direct operating costs and expenses include expenses we incur in connection with the direct operation of rooms, food and beverage and telephones. Our general, administrative, sales and management services expenses include expenses incurred for franchise fees, administrative, sales and marketing, utilities, insurance, property taxes, rent, management services and other expenses.

Our past development activity restricts our ability to grow per share income in the short term. Fixed charges for new hotels (such as depreciation and amortization expense) exceed new hotel operating cash flow in the first one to three years of operations. As new hotels mature, we expect, based on past experience, that the operating expenses for these hotels will decrease as a percentage of revenues, although there can be no assurance that this will continue to occur. We announced in September of 1998 that we were ceasing new development activity, except for the hotels then under construction.

We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel for the opportunity to manage the hotel upon opening and the right to purchase the hotel in the event it is offered for sale. These costs will be amortized over a five-year contract period, beginning upon the opening of the hotels.

RESULTS OF OPERATIONS. The following discussion and analysis addresses results of operations for the three month periods ended April 4, 2003 (which we refer to as the 2003 Quarter) and March 29, 2002 (which we refer to as the 2002 Quarter). The results of operations for the 2003 Quarter are not indicative of the results to be expected for the full year.

Total revenues for the 2003 Quarter were $110.1 million, an increase of $2.7 million, or 2.5%, compared to the 2002 Quarter. Our room revenues increased as a result of a partial rebound in domestic travel from the decline experienced in the same period a year ago.

Rooms revenues increased $1.9 million, or 2.9%, from the 2002 Quarter, and as a percentage of total revenues increased to 61.2% from 61.0%. The increase was primarily due to increased domestic travel noted above. Our average room rate increased to $101.42, a 2.3% increase compared to the 2002 Quarter average room rate of $99.12, and our occupancy for the 2003 Quarter was 62.8% compared to 62.4% in the 2002 Quarter. In comparison, the average room rate for the hotel industry, based on information from Smith Travel Research, was $84.72 in the 2003 Quarter, down 0.5% from the 2002 Quarter. Occupancy for the hotel industry was 54.7% in the 2003 Quarter, down 1.1% from the 2002 Quarter. Our Revenue Per Available Room, or RevPAR, was $63.69 in the 2003 Quarter, up 3.0% from $61.86 in the 2002 Quarter. RevPAR for the hotel industry in the 2003 Quarter was $46.35, down 1.6% from the 2002 Quarter.

Food and beverage revenues decreased slightly, by $0.2 million, or 0.7%, compared to the 2002 Quarter, and decreased as a percentage of total revenues to 26.4% from 27.3%. The decrease was related to decreased breakfast, lunch and dinner sales in the restaurants, which for the most part were absorbed in the increase in meeting and banquet functions noted below.

Meeting room rental, related party management fee and other revenues increased $0.9 million, or 7.1%, from the 2002 Quarter and increased as a percentage of revenues to 12.4% from 11.8%. The increase was related to increases in meeting room rental and related set-up fees, banquet service charges and equipment rental revenues resulting from a slight increase in the number of banquet and meeting functions over the 2002 Quarter.

Rooms operating expenses increased slightly by $0.2 million, or 1.2%, compared to the 2002 Quarter, but decreased as a percentage of rooms revenues to 24.2% from 24.6% in the 2002 Quarter. The dollar increase was attributable to the increased number of occupied rooms compared to the 2002 Quarter.

Food and beverage operating expenses decreased $0.3 million, or 1.4%, compared to the 2002 Quarter, and decreased as a percentage of food and beverage revenues to 75.3% from 75.8%. The decrease was attributable to lower food and beverage volumes as well as improved food purchasing programs.

Other operating expenses remained stable at $0.7 million, compared to the 2002 Quarter, and decreased as a percentage of meeting room rental, related party management fee and other revenues, to 5.1% from 5.5%.

General, administrative and sales expenses increased $3.1 million, or 9.4%, over the 2002 Quarter, and increased as a percentage of total revenues to 32.8% from 30.7%. The increase was primarily attributable to a significant increase in property insurance and worker's compensation costs, as well as smaller increases in a number of items, including natural gas charges, incentive compensation, franchise fees, sales salaries, credit card commissions, guest frequency programs and promotional expenses.

Repairs and maintenance expenses increased slightly by $0.1 million, and remained stable as a percentage of revenues, at 4.1%.

Depreciation and amortization expenses decreased $0.5 million, or 3.8%, compared to the 2002 Quarter, and decreased as a percentage of revenues to 11.4% from 12.1%. The decrease is primarily attributable to our cessation of new development.

Income from operations remained stable at $18.2 million, but decreased as a percentage of revenues to 16.5% from 16.9% in the 2002 Quarter.

Interest expense and amortization of deferred financing fees, net of interest income increased by $0.4 million, or 2.4%, from the 2002 Quarter, but remained stable as a percentage of total revenues at 15.8%.

Income before minority interest and provision for income taxes was $1.0 million in the 2003 Quarter and $1.2 million in the 2002 Quarter, as increased revenues were offset by increases in operating costs as discussed above.

Basic and diluted earnings per share were $0.04 in the 2003 Quarter, compared to $0.05 in the 2002 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

At April 4, 2003, we had $40.0 million of cash and equivalents and $11.5 million of marketable securities, compared to $21.8 million and $12.5 million, respectively, at the end of 2002. Such amounts are available for our working capital requirements.

Operating activities provided $23.7 million for the 2003 Quarter compared to $8.2 million for the 2002 Quarter. This change is primarily attributable to the effect of the change in interest payment dates for our First Mortgage Notes and resulting accrual related to the refinancing of our long-term debt discussed below and a decrease in our prepaid expenses, partially offset by an increase in accounts receivable and a decrease in accounts payable.

We incurred capital expenditures of $3.1 million and $4.7 million (approximately $1.3 million of which was related to correcting the moisture related issues discussed below), respectively, for the 2003 Quarter and the 2002 Quarter. Capital expenditures typically include capital improvements on existing hotel properties.

During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of April 4, 2003, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem.

We will continue to vigorously pursue collection of these costs. Currently a trial is set for the fall of 2003. Our total cumulative depreciation charge through April 4, 2003, was $7.6 million, which we recorded in fiscal 2002 to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent we realize recoveries we will record them as a component of other income.

During the second quarter of 2002, we completed the refinancing of our long-term debt, primarily our $300 million 8-7/8% First Mortgage Notes due February 2004 and our $90 million 9-3/4% First Mortgage Notes due April 2005, as well as $30.1 million of short-term debt, with new $510 million 8-7/8% First Mortgage Notes due May 2012. We expect 2003 capital requirements to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2003 capital requirements for normal recurring capital improvement projects.

At April 4, 2003, our total debt was $804.4 million compared with $806.3 million at the end of 2002 and $808.4 million at the end of the 2002 Quarter. The decrease is attributable to the $4.0 million reduction of existing debt since the end of the 2002 Quarter. The current portion of long-term debt was $13.8 million, compared with $13.7 million at the end of 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 143, "Accounting for Assets Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted this statement in the first quarter of 2003, with no material impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which would require applying the criteria under Opinion 30 to determine whether or not the gains and losses related to the extinguishment of debt should be classified as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this statement in the first quarter of 2003, and will reclassify our 2002 and 2001 extraordinary items to a loss on extinguishment caption classified in other expense.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, or other exit or disposal activity. We adopted this standard in the first quarter of 2003, with no material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management does not believe that the adoption of this interpretation will have a material impact on our financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to bad debts, investments, valuation of long-lived assets, net deferred tax assets, self-insurance reserves, contingencies and litigation. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Actual results could differ from our estimates and assumptions.

Trade receivables are reflected net of an estimated allowance for doubtful accounts. This estimate is based primarily on historical experience and assumptions with respect to future payment trends.

Property and equipment are stated at cost less accumulated depreciation. The assessment of long-lived assets for possible impairment requires us to make certain judgments, including real estate values and estimated future cash flow from the respective properties and investments. We review the recoverability of our long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be recoverable.

Our deferred financing costs, franchise fees and other assets include management and franchise contracts and leases. The value of our management and franchise contracts and leases are amortized on a straight-line method over the life of the respective agreement. The assessment of management and franchise contracts and leases requires us to make certain judgments, including estimated future cash flow from the respective properties.

We are self-insured for various levels of general liability, workers' compensation and employee medical coverages. Estimated costs related to these self insurance programs are accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, unasserted claims, claim cost, claim frequency, as well as changes in actual experience, could cause these estimates to change.

We recognize revenues from our rooms, catering and restaurant facilities as earned on the close of business each day.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "intend," "may," "will," and similar words. These forward-looking statements are not guarantees of future performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others:

           o General economic conditions, including the duration and severity of the current economic slowdown and the pace at which the lodging industry adjusts to the continuing war on terrorism;

           o The impact of Severe Acute Respiratory Syndrome (SARS) or any other serious communicable diseases on travel, particularly if cases significantly increase or spread beyond the currently affected areas;

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

These risks and uncertainties, as well as the risk factors discussed in our Form 10-K, should be considered in evaluating any forward looking statements contained in this Form 10-Q. We undertake no obligation to update or revise publicly any forward looking statement, whether as a result of new information, future events or otherwise, other than as required by law.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable rate debt obligations as of April 4, 2003.

                                                                                                                             Fair
        EXPECTED MATURITY DATE                                                                      There-                  Value
            (in millions)               2003(d)       2004        2005        2006        2007        After      Total         (e)
Long-Term Debt(a)

  $510 Million 1st Mortgage Notes       $   --      $   --      $   --      $   --      $   --      $  499      $  499      $  521
  Average interest rate(b)                 8.9%        8.9%        8.9%        8.9%        8.9%        8.9%        8.9%

  Other fixed-rate debt obligations     $   13      $    7      $    7      $   28      $   43      $  170      $  268      $  266
  Average interest rate(b)                 8.7%        8.2%        8.2%        7.8%        8.4%        8.7%        8.5%

  Other variable-rate debt
  obligations                           $    1      $    1      $    1      $   10      $   --      $   24      $   37      $   37
  Average interest rate(c)                 4.8%        4.8%        4.8%        4.8%        4.8%        4.8%        4.8%

(a)      Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of April 4, 2003, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The 2003 balances include actual and projected principal repayments and weighted average interest rates.

(e) The fair values of long-term debt obligations approximate their respective historical carrying amounts, except with respect to the $510 million First Mortgage Notes. The fair value of the First Mortgage Notes is estimated by obtaining quotes from brokers. A one percentage point change in the quote received for the $510 million First Mortgage Notes would have an effect of approximately $5 million on the fair market value, while a one percentage point change in the 8-7/8% used to calculate the fair value of our other fixed rate debt would change its fair value by approximately $13 million.

Item 4.  Controls and Procedures.

         Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934) as of May 9, 2003. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

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

                  Not Applicable

Item 5.  Other Information

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

                  99.1 Certification Statement of Chief Executive Officer and Chief Financial Officer

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

                                  JOHN Q. HAMMONS HOTELS, INC.


                                  By:    /s/ John Q. Hammons
                                     -------------------------------------------
                                           John Q. Hammons
                                           Chairman, Founder, and
                                           Chief Executive Officer

                                  By:     /s/ Paul E. Muellner
                                      ------------------------------------------
                                           Paul E. Muellner
                                           Chief Financial Officer

Dated: May 16, 2003

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

Date:  May 16, 2003


                                  /s/ John Q. Hammons
                                  ----------------------------------------------
                                  John Q. Hammons, Chief Executive Officer

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

Date:  May 16, 2003


                                      /s/ Paul E. Muellner
                                      ------------------------------------------
                                      Paul E. Muellner, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                         Exhibit
-----------                         -------
       99.1     Certification Statement of Chief Executive Officer and Chief Financial Officer