Form 10-Q
period 2003-07-04
HAMMONS JOHN Q HOTELS INC
filed 2003-08-15
CIK 930796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2003

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

Yes [ ]    No [X]

Number of shares of Registrant's Class A Common Stock outstanding as of August 13, 2003: 4,800,254

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS

                                                                                    JULY 4, 2003       JANUARY 3, 2003
                                                                                   ---------------     ---------------
                                                                                     (UNAUDITED)
CURRENT ASSETS:

    Cash and equivalents                                                           $       33,885      $       21,774

    Restricted cash                                                                         2,502               1,103

    Marketable securities                                                                  12,171              12,481

    Receivables:
      Trade, less allowance for doubtful accounts of $231                                   7,580               9,034
      Other                                                                                   272                 441
      Management fees - related party                                                         269                 152

    Inventories                                                                             1,147               1,151

    Prepaid expenses and other                                                              2,663               5,884
                                                                                   --------------      --------------

      Total current assets                                                                 60,489              52,020
                                                                                   --------------      --------------

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                                  62,061              62,035
    Buildings and improvements                                                            751,181             751,092
    Furniture, fixture and equipment                                                      330,369             327,079
    Construction in progress                                                                3,109                  98
                                                                                   --------------      --------------

                                                                                        1,146,720           1,140,304

    Less-accumulated depreciation and amortization                                       (396,899)           (371,838)
                                                                                   --------------      --------------

                                                                                          749,821             768,466

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net, including $17,818 and
    $15,010 of restricted cash as of July 4, 2003 and January 3, 2003,
    respectively                                                                           41,123              39,486
                                                                                   --------------      --------------

TOTAL ASSETS                                                                       $      851,433      $      859,972
                                                                                   ==============      ==============

          See Notes to Condensed Consolidated Financial Statements

                               JOHN Q. HAMMONS HOTELS, INC.
                                      AND COMPANIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                            (000's omitted, except share data)

                                  LIABILITIES AND EQUITY

                                                                                    JULY 4, 2003     JANUARY 3, 2003
                                                                                    -------------    ---------------
                                                                                     (UNAUDITED)
LIABILITIES:

    Current portion of long-term debt                                               $      7,734     $       13,683

    Accounts payable                                                                       3,009              5,041

    Accrued expenses:
      Payroll and related benefits                                                         5,992              7,199
      Sales and property taxes                                                            15,294             12,500
      Insurance                                                                            2,102              1,903
      Interest                                                                             6,307              6,382
      Utilities, franchise fees and other                                                  7,924              7,764
                                                                                    ------------     --------------
         Total current liabilities                                                        48,362             54,472

    Long-term debt                                                                       788,471            792,659
    Other obligations                                                                      2,668              2,444
                                                                                    ------------     --------------
         Total liabilities                                                               839,501            849,575
                                                                                    ------------     --------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED PARTNER UNITS                                      7,097              5,901
                                                                                    ------------     --------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 2,000,000 shares authorized, none
      outstanding                                                                              -                  -
    Class A common stock, $.01 par value, 40,000,000 shares authorized at
      July 4, 2003, and January 3, 2003, 6,042,000 shares issued at July 4,
      2003, and January 3, 2003, and 4,800,254 and 4,789,729 shares outstanding
      at July 4, 2003, and January 3, 2003, respectively                                      60                 60
    Class B common stock, $.01 par value, 1,000,000 shares authorized, 294,100
      shares issued and outstanding                                                            3                  3
    Paid-in capital                                                                       96,391             96,389
    Retained deficit, net                                                                (86,014)           (86,300)
    Less: Treasury Stock, at cost; 1,241,746 and 1,252,271 shares at July 4,
      2003, and January 3, 2003, respectively                                             (5,621)            (5,669)
    Accumulated other comprehensive income                                                    16                 13
                                                                                    ------------     --------------

         Total stockholders' equity                                                        4,835              4,496
                                                                                    ------------     --------------

TOTAL LIABILITIES AND EQUITY                                                        $    851,433     $      859,972
                                                                                    ============     ==============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                       (000's omitted, except share data)

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JULY 4, 2003  JUNE 28, 2002       JULY 4, 2003  JUNE 28, 2002
                                                                  ------------  -------------       ------------  -------------
REVENUES:
   Rooms                                                          $    68,959   $     71,551        $   136,362   $    137,041
   Food and beverage                                                   27,390         30,101             56,529         59,388
   Meeting room rental, related party management fee and other         12,315         13,509             25,903         26,161
                                                                  -----------   ------------        -----------   ------------
     Total revenues                                                   108,664        115,161            218,794        222,590

OPERATING EXPENSES:
   Direct operating costs and expenses:
     Rooms                                                             17,046         17,712             33,326         33,768
     Food and beverage                                                 21,982         23,219             43,888         45,374
     Other                                                                701            896              1,393          1,605

   General, administrative, sales and management expenses              33,747         34,770             69,822         67,779

   Repairs and maintenance                                              4,585          4,602              9,038          8,957

   Depreciation and amortization                                       12,586         13,096             25,067         26,088
                                                                  -----------   ------------        -----------   ------------

     Total operating costs                                             90,647         94,295            182,534        183,571
                                                                  -----------   ------------        -----------   ------------

INCOME FROM OPERATIONS                                                 18,017         20,866             36,260         39,019

OTHER INCOME (EXPENSE):
   Other income                                                             -              -                175              -
   Interest income                                                        156            194                335            448
   Interest expense and amortization of deferred financing fees       (17,595)       (18,232)           (35,207)       (35,484)
   Extinguishment of debt costs                                             -         (6,792)                 -         (6,792)
                                                                  -----------   ------------        -----------   ------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND PROVISION FOR INCOME
   TAXES                                                                  578         (3,964)             1,563         (2,809)
   Minority interest in (earnings) loss of partnership                   (439)         3,011             (1,187)         2,134
                                                                  -----------   ------------        -----------   ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                           139           (953)               376           (675)
   Provision for income taxes                                             (60)           (60)               (90)           (90)
                                                                  -----------   ------------        -----------   ------------

NET INCOME (LOSS) ALLOCABLE TO THE COMPANY                        $        79   $     (1,013)       $       286   $       (765)
                                                                  ===========   ============        ===========   ============

BASIC EARNINGS (LOSS) PER SHARE:
   Net earnings (loss) allocable to Company                       $      0.02   $      (0.20)       $      0.06   $      (0.15)
                                                                  ===========   ============        ===========   ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                           5,089,728      5,081,008          5,086,778      5,078,644
                                                                  ===========   ============        ===========   ============

DILUTED EARNINGS (LOSS) PER SHARE:
   Net earnings (loss) allocable to Company                       $      0.01   $      (0.20)       $      0.05   $      (0.15)
                                                                  ===========   ============        ===========   ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                         5,372,627      5,081,008          5,369,677      5,078,644
                                                                  ===========   ============        ===========   ============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                            AND STOCKHOLDERS' EQUITY
                                 (000's omitted)

                                                                   Class A   Class B
                                        Comprehensive   Minority    Common   Common
                                            Income      Interest    Stock     Stock
                                        -------------   --------   -------   -------
BALANCE, January 3, 2003                                $  5,901   $    60   $     3
Issuance of common stock to directors                          -         -         -
Net income allocable to the Company      $       286           -         -         -
Minority interest in earnings of
   partnership                                             1,187         -         -
Unrealized appreciation on marketable
   securities net of minority interest             3           9         -         -
                                         -----------    --------   -------   -------
Comprehensive income                     $       289
                                         ===========
BALANCE, July 4, 2003                                   $  7,097   $    60   $     3
                                                        ========   =======   =======
(unaudited)

                                               STOCKHOLDERS' EQUITY
                                               --------------------         Accumulated
                                                     Company                   Other
                                          Paid in    Retained   Treasury   Comprehensive
                                          Capital    Deficit      Stock        Income       Total
                                          -------   ----------  --------   -------------   -------
BALANCE, January 3, 2003                  $96,389   $ (86,300)  $(5,669)    $        13      4,496
Issuance of common stock to directors           2           -        48               -         50
Net income allocable to the Company             -         286         -               -        286
Minority interest in earnings of
   partnership                                  -           -         -               -          -
Unrealized appreciation on marketable
   securities net of minority interest          -           -         -               3          3
                                          -------   ---------   -------    ------------    -------
Comprehensive income
BALANCE, July 4, 2003                     $96,391   $ (86,014)  $(5,621)   $         16    $ 4,835
                                          =======   =========   =======    ============    =======
(unaudited)

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                 AND COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (000's omitted)

                                                                                 SIX MONTHS ENDED
                                                                          JULY 4, 2003     JUNE 28, 2002
                                                                          -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) allocable to the Company                                $        286     $       (765)

Adjustment to reconcile net income (loss) to cash provided by operating activities:
       Minority interest in income (loss) of partnership                         1,187           (2,134)
       Depreciation, amortization and loan cost amortization                    25,998           27,102
       Extinguishment of debt costs                                                  -            6,792
       Non-cash director compensation                                               50               50

Changes in certain assets and liabilities
       Restricted cash                                                          (1,399)          (1,456)
       Receivables                                                               1,506              251
       Inventories                                                                   4              158
       Prepaid expenses and other                                                3,221            1,415
       Accounts payable                                                         (2,032)            (939)
       Accrued expenses                                                          1,871              163
       Other obligations                                                           224              264
                                                                          ------------     ------------
            Net cash provided by operating activities                           30,916           30,901
                                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Additions to property and equipment                                      (6,146)         (12,365)
       Franchise fees and other                                                 (2,844)          (2,315)
       Sale (purchase) of marketable securities                                    322           (5,145)
                                                                          ------------     ------------
            Net cash used in investing activities                               (8,668)         (19,825)
                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from borrowing                                                       -          510,000
       Repayments of debt                                                      (10,137)        (501,406)
       Debt offering costs                                                           -          (13,640)
       Debt redemption costs                                                         -           (3,458)
                                                                          ------------     ------------
            Net cash used in financing activities                              (10,137)          (8,504)
                                                                          ------------     ------------
            Increase in cash and equivalents                                    12,111            2,572

CASH AND EQUIVALENTS, beginning of period                                       21,774           32,298
                                                                          ------------     ------------
CASH AND EQUIVALENTS, end of period                                       $     33,885     $     34,870
                                                                          ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                    $     34,403     $     41,206
                                                                          ============     ============

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

We were incorporated in September 1994 and had no operations or assets prior to our initial public offering of Class A Common Stock in November 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons contributed approximately $5 million in cash to us in exchange for 294,100 shares of Class B Common Stock (which represented approximately 72% of the voting control). We contributed the approximate $96 million of net proceeds from our Class A and Class B Common Stock offerings to John Q. Hammons Hotels, L.P., or the Partnership, in exchange for an approximately 28% general partnership interest. Effective December 30, 2000, we exchanged 1,271,581 general partnership units for funds advanced by the Partnership to us to repurchase our common stock. Effective January 4, 2003, and December 29, 2001, we purchased 7,550 and 11,760 general partner units, respectively from the Partnership. The number of general partnership units exchanged is equivalent to the number of shares repurchased or sold, as outlined by the partnership agreement. As a result, as of July 4, 2003, and June 28, 2002, Mr. Hammons' limited partnership interest was approximately 76% while our general partnership interest is approximately 24%.

All significant balances and transactions between the entities and properties have been eliminated.

2.       GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 3, 2003, which included financial statements for the fiscal years ended January 3, 2003, December 28, 2001 and December 29, 2000.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of certain funds maintained in escrow for property taxes and certain other obligations. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2003. These securities are valued at current market value. As of July 4, 2003, unrealized holding gains were approximately $67,000, of which approximately $16,000 is allocable to us, with the remainder allocable to the minority interest, and are included as a separate component of shareholders' equity until realized.

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

Basic and diluted earnings per share were $0.02 and $0.01, respectively, for the three months ended July 4, 2003, and $0.06 and $0.05, respectively, for the six months ended July 4, 2003. Basic and diluted loss per share for the three and six months ended June 28, 2002, was $0.20 and $0.15, respectively. The weighted average diluted common shares outstanding for the three and six months ended June 28, 2002 exclude the dilutive effect of approximately 1.7 million options since such options would have been anti-dilutive; thus, basic and diluted earnings per share for those periods are identical. As of July 4, 2003, the Company had 753,700 options which were not included in the computation of diluted earnings per share since the options would be anti-dilutive.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months and six months ended July 4, 2003:

                                       Three Months Ended July 4, 2003
                                       -------------------------------
                                    (in thousands, except per share data)
                                     Income        Shares        Per Share
                                  (Numerator)   (Denominator)     Amount
                                  -----------   -------------    ---------
Basic earnings per share           $      79        5,090         $  0.02
                                                                  =======

Effect of dilutive securities:
     Options                                          283

                                   ---------        -----
Diluted earnings per share         $      79        5,373         $  0.01
                                   =========        =====         =======

                                        Six Months Ended July 4, 2003
                                   -------------------------------------
                                   (in thousands, except per share data)
                                     Income        Shares        Per Share
                                  (Numerator)   (Denominator)     Amount
                                  -----------   -------------    ---------
Basic earnings per share           $     286        5,087         $  0.06
                                                                  =======

Effect of dilutive securities:
     Options                                          283
                                   ---------        -----
Diluted earnings per share         $     286        5,370         $  0.05
                                   =========        =====         =======

4.       STOCK OPTIONS

We account for our stock-based compensation plans according to the intrinsic method under APB Opinion No. 25, under which no compensation cost has been recognized for option grants. In accordance with Statement of Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," we are required, at a minimum, to report pro forma disclosures of expense for stock-based awards based on their fair values. Had compensation cost been determined consistent with SFAS No. 123, our net income (loss) and basic and diluted earnings (loss) per share for the three months and six months ended July 4, 2003, and June 28, 2002, would have been as follows:

                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JULY 4,    JUNE 28,    JULY 4,   JUNE 28,
                                                                 2003       2002        2003       2002
                                                               ------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)
  As reported                                                  $     79    ($1,013)    $  286     ($ 765)
  Deduct - total stock-based employee compensation expense
    determined under the fair value based method for all
    awards, net of related tax effects                              (48)       (66)       (91)      (142)
                                                               --------    -------     ------     ------
  Pro forma                                                    $     31    ($1,079)    $  195     ($ 907)
                                                               ========    =======     ======     ======

Basic and diluted earnings (loss) per share
  As reported                                                  $   0.02    ($ 0.20)    $ 0.06     ($0.15)
  Deduct - total stock-based employee compensation expense
    determined under the fair value based method for all
    awards, net of related tax effects                            (0.01)     (0.01)     (0.02)     (0.03)
                                                               --------    -------     ------     ------
  Pro forma                                                    $   0.01    ($ 0.21)    $ 0.04     ($0.18)
                                                               ========    =======     ======     ======

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

5.       NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted this statement in the first quarter of 2003, with no material impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which would require applying the criteria under Opinion 30 to determine whether or not the gains and losses related to the extinguishment of debt should be classified as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. This statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this statement in the first quarter of 2003, and reclassified our 2002 extraordinary item to extinguishment of debt costs classified in other income (expense).

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

6.       LONG-TERM DEBT

In May 2002, we refinanced our $300 million 8-7/8% First Mortgage Notes due February 2004, and our $90 million 9-3/4% First Mortgage Notes due April 2005, as well as construction financing on five of our properties, with new $510 million 8-7/8% First Mortgage Notes, interest payable May 15th and November 15th, and principal due May 2012. In conjunction with this refinancing we incurred aggregate early extinguishment of debt charges of approximately $7.4 million. These charges were recorded in the second quarter of 2002 ($6.792 million) and the third quarter of 2002 ($0.591 million), as these costs became known.

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

We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide in-house development services, which include internal administrative, architectural design, purchasing and legal services, to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel for the opportunity to manage the hotel upon opening and the right to purchase the hotel in the event it is offered for sale. These costs are amortized over a five-year contract period, beginning upon the opening of the hotels.

RESULTS OF OPERATIONS - THREE-MONTH PERIOD

The following discussion and analysis addresses results of operations for the three-month periods ended July 4, 2003 (the "2003 Quarter") and June 28, 2002 (the "2002 Quarter"). The results of operations for the three-month and six-month periods ended July 4, 2003 are not indicative of the results to be expected for the full year.

Total revenues for the 2003 Quarter were $108.7 million, a decrease of $6.5 million, or 5.6%, compared to the 2002 Quarter, primarily as a result of general economic conditions. The continuing economic slowdown and related decline in travel continued to be reflected in lower revenues in all three segments of our business.

Rooms revenues decreased $2.6 million, or 3.6%, from the 2002 Quarter, but increased as a percentage of total revenues, to 63.5% from 62.2%. The dollar decrease was primarily due to the effects of the economic slowdown reflected primarily in the association and corporate group travel segments of our business. Our average room rate increased slightly to $99.21 compared to the 2002 Quarter average room rate of $99.11. In comparison, the average room rate for the hotel industry was $82.87 in the 2003 Quarter, down 1.3% from the 2002 Quarter, based on information from Smith Travel Research. Our occupancy for the 2003 Quarter decreased to 65.7%, or 2.5 percentage points compared to the 2002 Quarter. Occupancy for the hotel industry was 61.9%, down 1.9 percentage points from the 2002 Quarter. Our Revenue Per Available Room (RevPAR) was $65.16 in the 2003 Quarter, down 3.6% from $67.58 in the 2002 Quarter. RevPAR for the hotel industry was $51.31, down 3.2% from the 2002 Quarter.

Food and beverage revenues decreased $2.7 million, or 9.0%, compared to the 2002 Quarter, and decreased as a percentage of total revenues, to 25.2% from 26.1% in the 2002 Quarter. The decrease was related to the decrease in travel described above.

Meeting room rental, related party management fee and other revenues decreased $1.2 million, or 8.9%, from the 2002 Quarter, and decreased as a percentage of revenues, to 11.3% from 11.7%, as the result of decreased association and corporate group travel.

Rooms operating expenses decreased $0.7 million, or 4.0%, compared to the 2002 Quarter, and decreased slightly as a percentage of rooms revenues to 24.6% from 24.7%.

Food and beverage operating expenses decreased $1.2 million, or 5.2%, compared to the 2002 Quarter, but increased as a percentage of food and beverage revenues, to 80.3% from 77.1%. The percentage increase was attributable to certain food and labor costs that do not vary as food and beverage sales volumes related to the association and corporate group travel business segments decline.

Other operating expenses decreased slightly to $0.7 million compared to the 2002 Quarter, and decreased as a percentage of meeting room rental, related party management fee and other revenues, to 5.7% from 6.7%.

General, administrative and sales expenses decreased $1.1 million, or 3.2%, from the 2002 Quarter, but increased as a percentage of total revenues to 31.0% from 30.2%. The dollar decrease was primarily attributable to decreases in franchise fees, property taxes and various administrative costs, partially offset by increases in guest frequency program costs, rising natural gas prices and insurance costs.

Repairs and maintenance expenses remained stable at $4.6 million, compared to the 2002 Quarter, and increased slightly as a percentage of revenues, to 4.2% from 4.0% in the 2002 Quarter.

Depreciation and amortization expenses decreased by $0.5 million, or 3.8%, compared to the 2002 Quarter, but increased slightly as a percentage of revenues to 11.6% from 11.4%. The dollar decrease related to our cessation of new hotel development.

Income from operations decreased by $2.9 million, or 13.9%, compared to the 2002 Quarter, and decreased as a percentage of revenues to 16.6% from 18.1%. The decrease is primarily attributable to decreased revenues, without corresponding decreases in certain fixed expense items, including natural gas prices and guest frequency program costs.

Income (loss) before minority interest and provision for income taxes was $0.6 million of income in the 2003 Quarter, compared to a loss of $4.0 million in the 2002 Quarter.

Net income (loss) allocable to the Company was $0.08 million of income in the 2003 Quarter compared to a net loss allocable to the Company of $1.0 million in the 2002 Quarter. The variation related to the effect of expenses for the extinguishment of debt in the 2002 Quarter (the refinancing of our outstanding 8-7/8% and 9-3/4% First Mortgage Notes for new 8-7/8% First Mortgage Notes due
2012), in addition to items discussed above.

Basic and diluted earnings (loss) per share in the 2003 Quarter were $0.02 and $0.01 of earnings, respectively, compared to basic and diluted loss of $0.20 per share in the 2002 Quarter.

RESULTS OF OPERATIONS - SIX-MONTH PERIOD

The following discussion addresses results of operations for the six-month periods ended July 4, 2003 (the "2003 Six Months"), and June 28, 2002 (the "2002 Six Months").

Total revenues decreased to $218.8 million in the 2003 Six Months from $222.6 million in the 2002 Six Months, a decrease of $3.8 million or 1.7%. The decrease is attributable to ongoing weaknesses in the association and corporate group travel segments of our business.

Rooms revenues decreased to $136.4 million in the 2003 Six Months from $137.0 million in the 2002 Six Months, a decrease of $0.6 million, or 0.4%, reflected primarily in the association and corporate group travel segments of our business. Rooms revenues as a percentage of total revenues increased slightly, to 62.3%, compared to 61.5% in the 2002 Six Months. Our average room rate increased to $100.29 in the 2003 Six Months from $99.11 in the 2002 Six Months, an increase of $1.18, or 1.2%. Occupancy decreased slightly to 64.2% in the 2003 Six Months from 65.3% in the 2002 Six Months, a decrease of 1.1 percentage points. Our revenue per available room (RevPAR) was $64.43 in the 2003 Six Months, down 0.4% from the 2002 Six Months. RevPAR for the hotel industry was $48.70, down 2.5% from the 2002 Six Months.

Food and beverage revenues decreased to $56.5 million in the 2003 Six Months from $59.4 million in the 2002 Six Months, a decrease of $2.9 million, or 4.9%, and decreased as a percentage of total revenues to 25.8% from 26.7% in the 2002 Six Months. The decrease related to the decreased association and corporate group travel discussed above.

Meeting room rental, related party management fee and other revenues decreased to $25.9 million in the 2003 Six Months from $26.2 million in the 2002 Six Months, a decrease of $0.3 million, or 1.1%. Meeting room rental, related party management fee and other revenues remained stable as a percentage of total revenues at 11.8%. The dollar decrease was the result of decreased association and corporate group travel.

Rooms operating expenses decreased to $33.3 million in the 2003 Six Months from $33.8 million in the 2002 Six Months, a decrease of $0.5 million, or 1.5%. This expense decreased slightly as a percentage of rooms revenue, to 24.4% from 24.7% in the 2002 Six Months. The decrease was attributable to reduced labor and other costs directly related to the reduction in occupied rooms in the 2003 Six Months compared to the 2002 Six Months.

Food and beverage operating expenses decreased to $43.9 million in the 2003 Six Months from $45.4 million in the 2002 Six Months, a decrease of $1.5 million, or 3.3%, as the result of decreased food and beverage revenues. These expenses increased as a percentage of food and beverages revenues in the 2003 Six Months to 77.7%, from 76.4% in the 2002 Six Months, as the result of fixed food and labor costs that do not vary as food and beverage sales related to the association and corporate group travel business decline.

Other operating expenses decreased to $1.4 million in the 2003 Six Months, from $1.6 million in the 2002 Six Months, and decreased as a percentage of meeting room rental, related party management fee and other income, to 5.4% in the 2003 Six Months from 6.1% in the 2002 Six Months.

General, administrative and sales expenses increased to $69.8 million in the 2003 Six Months from $67.8 million in the 2002 Six Months, an increase of $2.0 million, or 2.9%, and increased as a percentage of total revenues to 31.9% from 30.5% in the 2002 Six Months. The increase was primarily attributable to increased guest frequency programs, natural gas prices and insurance costs, partially offset by decreases in franchise fees, property taxes and various administrative costs.

Repairs and maintenance expenses remained stable at $9.0 million compared to the 2002 Six Months, and increased slightly as a percentage of revenues to 4.1% from 4.0% in the 2002 Six Months.

Depreciation and amortization expenses decreased to $25.1 million in the 2003 Six Months from $26.1 million in the 2002 Six Months, a decrease of $1.0 million, or 3.8%, and decreased as a percentage of total revenues to 11.5% from 11.7% in the 2002 Six Months. The decrease was related to cessation of new hotel development.

Income from operations was $36.3 million in the 2003 Six Months compared to $39.0 million in the 2002 Six Months, a decrease of $2.7 million, or 6.9%. As a percentage of revenue, income from operations decreased to 16.6% in the 2003 Six Months from 17.5% in the 2002 Six Months.

Income (loss) before minority interest and provision for income taxes was $1.6 million of income in the 2003 Six Months, compared to a $2.8 million loss in the 2002 Six Months.

Net income (loss) allocable to the Company was $0.3 million of income in the 2003 Six Months compared to a net loss allocable to the Company of $0.8 million in the 2002 Six Months. The variation related to the effect of expenses for the extinguishment of debt in the 2002 Six Months (the refinancing of our outstanding 8-7/8% and 9-3/4% First Mortgage Notes for new 8-7/8% First Mortgage Notes due 2012), in addition to the items discussed above.

Basic and diluted earnings (loss) per share were $0.06 and $0.05 of basic earnings per share, respectively, in the 2003 Six Months, compared to basic and diluted loss per share of $0.15 for the 2002 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

At July 4, 2003, we had $33.9 million of cash and equivalents and $12.2 million of marketable securities, compared to $21.8 million and $12.5 million, respectively, at the end of 2002. Such amounts are available for our working capital requirements.

Cash from operating activities remained stable at $30.9 million for the 2003 Six Months and the 2002 Six Months, as the result of increases in net income, prepaid expenses and accrued expenses, which were offset by decreases in debt extinguishment costs, depreciation costs and accounts payable.

We incurred capital expenditures of $6.1 million and $12.4 million (approximately $2.9 million of which was related to correcting the moisture related issues discussed below), respectively, for the 2003 Six Months and the 2002 Six Months. Capital expenditures typically include capital improvements on existing hotel properties.

During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of July 4, 2003, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem.

We will continue to vigorously pursue collection of these costs. Currently a trial is set for January of 2004. Our total cumulative depreciation charge through July 4, 2003, was $7.6 million, which we recorded in fiscal 2001 to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent we realize recoveries we will record them as a component of other income.

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

At July 4, 2003, our total debt was $796.2 million compared with $806.3 million at the end of 2002. The decrease is attributable to the $10.1 million reduction of existing debt (including the prepayment of a 9-1/4% note for $6.3 million due in the fourth quarter of 2003) since the end of 2002. The current portion of long-term debt was $7.7 million, compared with $13.7 million at the end of 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted this statement in the first quarter of 2003, with no material impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which would require applying the criteria under Opinion 30 to determine whether or not the gains and losses related to the extinguishment of debt should be classified as extraordinary items. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We adopted this statement in the first quarter of 2003, and reclassified our 2002 extraordinary item to extinguishment of debt costs classified in other income (expense).

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "intend," "may," "will," and similar words. These forward-looking statements are not guarantees of future performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others:

    - General economic conditions, including the duration and severity of the current economic slowdown and the pace at which the lodging industry adjusts to the continuing war on terrorism;

    - The impact of any serious communicable diseases on travel, including any increase or further spread in Severe Acute Respiratory Syndrome
         (SARS);

    -    Competition;

    -    Changes in operating costs, particularly energy and labor costs;

    -    Unexpected events, such as terrorist attacks or outbreaks of war;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable-rate debt obligations as of July 4, 2003:

                             EXPECTED MATURITY DATE
                                  (in millions)

                                                                                                   Fair
                                                                                 There-           Value
                                       2003(d)   2004     2005    2006    2007    After   Total    (e)
Long-Term Debt(a)
 $510 Million 1st Mortgage Notes       $    -   $    -   $   -   $   -   $   -   $  499   $ 499   $  528
    Average interest rate(b)              8.9%     8.9%    8.9%    8.9%    8.9%     8.9%    8.9%

 Other fixed-rate debt obligations     $    7   $    7   $   8   $  29   $  42   $  167   $ 260   $  258
    Average interest rate(b)              8.2%     8.2%    8.2%    7.8%    8.4%     8.7%    8.5%

 Other variable-rate debt obligations  $    1   $    1   $   1   $  10   $   -   $   24   $  37   $   37
    Average interest rate(c)              4.6%     4.6%    4.6%    4.6%    4.6%     4.6%    4.6%

(a)  Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of July 4, 2003, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The 2003 balances include actual and projected principal repayments and weighted average interest rates.

(e) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $510 million First Mortgage Notes. The fair value of the First Mortgage Notes is estimated by obtaining quotes from brokers. A one percentage point change in the par or the then-current premium or discount quote received for the $510 million First Mortgage Notes would have an effect of approximately $5 million. A one percentage point change in the 8-7/8% rate used to calculate the fair value of other fixed rate debt would change its estimated fair value by approximately $13 million.

ITEM 4. CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934) as of July 4, 2003. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

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

                  Not Applicable

ITEM 3. Defaults Upon Senior Securities

                  Not Applicable

ITEM 4. Submission of Matters to a Vote of Securities Holders

         We held the annual meeting of our shareholders on May 13, 2003. The following persons were elected as our directors by the holders of Common Stock:

                    Daniel L. Earley   John Q. Hammons   James F. Moore
  Votes in Favor:
          Class A       4,547,931         4,352,991         4,749,631
          Class B      14,705,000        14,705,000        14,705,000
                       ----------        ----------        ----------
            Total      19,252,931        19,057,991        19,454,631

   Votes Against:
          Class A               0                 0                 0
          Class B               0                 0                 0
                       ----------        ----------        ----------
            Total               0                 0                 0

  Votes Withheld:
          Class A         229,026           423,966            27,326
          Class B               0                 0                 0
                       ----------        ----------        ----------

            Total         229,026           423,966            27,326

     Abstentions:
          Class A               0                 0                 0
          Class B               0                 0                 0
                       ----------        ----------       -----------
            Total               0                 0                 0

Broker Non-votes:
          Class A               0                 0                 0
          Class B               0                 0                 0
                       ----------        ----------       -----------
            Total               0                 0                 0

The shareholders also ratified the selection of Deloitte & Touche LLP, as outside auditors for the Company and its subsidiaries for fiscal 2003, as follow:

Votes in Favor:
Class A               4,766,831
Class B              14,705,000
                     ----------
Total                19,471,831

Votes Against:
Class A                   8,626
Class B                       0
                     ----------
Total                     8,626

Votes Withheld:
Class A                       0
Class B                       0
                     ----------
Total                         0

Abstentions:
Class A                   1,500
Class B                       0
                     ----------
Total                     1,500

Broker Non-votes:
Class A                       0
Class B                       0
                     ----------
Total                         0

ITEM 5. Other Information

                  Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

See Exhibit Index.

         (b)      Reports on Form 8-K

Form 8-K to furnish Press Release announcing July 4, 2003 results, filed August 12, 2003

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         JOHN Q. HAMMONS HOTELS, INC.

                                         By: /s/ John Q. Hammons
                                             -----------------------------
                                             John Q. Hammons

                                          Chairman, Founder, and
                                                  Chief Executive Officer

                                         By: /s/ Paul E. Muellner
                                             -----------------------------
                                             Paul E. Muellner

                                         Chief Financial Officer

Dated: August 15, 2003

                                  EXHIBIT INDEX

EXHIBIT NO.    TITLE
31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32             Section 1350 Certification of Chief Executive Officer and
               Chief Financial Officer