Form 10-Q
period 2003-10-03
HAMMONS JOHN Q HOTELS INC
filed 2003-11-14
CIK 930796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to ___________________

Commission File number 1-13486


                          JOHN Q. HAMMONS HOTELS, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                               43-1695093
          (State or other jurisdiction                   (IRS Employer
        of incorporation or organization)            Identification No.)


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

Yes [ ] No [X]

Number of shares of Registrant's Class A Common Stock outstanding as of November 12, 2003: 4,808,879

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements


                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS

                                                                                   OCTOBER 3,     JANUARY 3,
                                                                                     2003            2003
                                                                                  -----------     -----------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
    Cash and equivalents                                                          $    49,057     $    21,774
    Restricted cash                                                                     1,422           1,103
    Marketable securities                                                              14,749          12,481
    Receivables:
      Trade, less allowance for doubtful accounts of $231                              10,923           9,034
      Other                                                                               923             441
      Management fees - related party                                                     294             152
    Inventories                                                                         1,109           1,151
    Prepaid expenses and other                                                            383           5,884
                                                                                  -----------     -----------
      Total current assets                                                             78,860          52,020
                                                                                  -----------     -----------
PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                              62,100          62,035
    Buildings and improvements                                                        751,668         751,092
    Furniture, fixture and equipment                                                  333,620         327,079
    Construction in progress                                                            3,055              98
                                                                                  -----------     -----------
                                                                                    1,150,443       1,140,304
    Less-accumulated depreciation and amortization                                   (409,748)       (371,838)
                                                                                  -----------     -----------
                                                                                      740,695         768,466
DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net, including $19,156 and
    $15,010 of restricted cash as of October 3, 2003
    and January 3, 2003, respectively                                                  41,554          39,486
                                                                                  -----------     -----------
TOTAL ASSETS                                                                      $   861,109     $   859,972
                                                                                  ===========     ===========


            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)

                             LIABILITIES AND EQUITY


                                                                                  OCTOBER 3,    JANUARY 3,
                                                                                    2003          2003
                                                                                  ---------     ---------
                                                                                 (UNAUDITED)
LIABILITIES:
    Current portion of long-term debt                                             $   7,576     $  13,683
    Accounts payable                                                                  3,915         5,041
    Accrued expenses:
      Payroll and related benefits                                                    8,265         7,199
      Sales and property taxes                                                       15,324        12,500
      Insurance                                                                       2,092         1,903
      Interest                                                                       17,362         6,382
      Utilities, franchise fees and other                                             9,474         7,764
                                                                                  ---------     ---------
        Total current liabilities                                                    64,008        54,472
    Long-term debt                                                                  781,597       792,659
    Other obligations                                                                 2,779         2,444
                                                                                  ---------     ---------
        Total liabilities                                                           848,384       849,575
                                                                                  ---------     ---------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST OF HOLDERS OF LIMITED
    PARTNER UNITS                                                                     7,689         5,901
                                                                                  ---------     ---------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 2,000,000 shares
      authorized, none outstanding                                                       --            --
    Class A common stock, $.01 par value, 40,000,000 shares authorized at
      October 3, 2003, and January 3, 2003, 6,042,000 shares issued at October
      3, 2003, and January 3, 2003, and 4,808,879 and 4,789,729
      shares outstanding at October 3, 2003, and January 3, 2003, respectively           60            60
    Class B common stock, $.01 par value, 1,000,000 shares
      authorized, 294,100 shares issued and outstanding                                   3             3
    Paid-in capital                                                                  96,395        96,389
    Retained deficit, net                                                           (85,851)      (86,300)
    Less: treasury stock, at cost; 1,233,121 and 1,252,271 shares at
      October 3, 2003, and January 3, 2003, respectively                             (5,582)       (5,669)
    Accumulated other comprehensive income                                               11            13
                                                                                  ---------     ---------
        Total stockholders' equity                                                    5,036         4,496
                                                                                  ---------     ---------
TOTAL LIABILITIES AND EQUITY                                                      $ 861,109     $ 859,972
                                                                                  =========     =========


            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                       (000's omitted, except share data)


                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              OCT. 3, 2003   SEPT. 27, 2002   OCT. 3, 2003   SEPT. 27, 2002
                                                              -----------     -----------     -----------     -----------
REVENUES:
    Rooms                                                     $    70,664     $    68,938     $   207,026     $   205,979
    Food and beverage                                              26,096          24,950          82,625          84,338
    Meeting room rental, related party management
       fee and other                                               12,091          12,021          37,994          38,182
                                                              -----------     -----------     -----------     -----------
      Total revenues                                              108,851         105,909         327,645         328,499
OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                                        17,369          17,731          50,695          51,499
      Food and beverage                                            20,159          20,697          64,047          66,071
      Other                                                           706             840           2,099           2,445
    General, administrative, sales and management expenses         34,818          34,963         104,640         102,742
    Repairs and maintenance                                         4,595           4,555          13,633          13,512
    Depreciation and amortization                                  12,818          13,203          37,885          39,291
                                                              -----------     -----------     -----------     -----------
      Total operating costs                                        90,465          91,989         272,999         275,560
                                                              -----------     -----------     -----------     -----------
INCOME FROM OPERATIONS                                             18,386          13,920          54,646          52,939
OTHER INCOME (EXPENSE):
    Other income                                                       --              --             175              --
    Interest income                                                   143             308             478             756
    Interest expense and amortization of deferred
      financing fees                                              (17,410)        (17,931)        (52,617)        (53,415)
    Extinguishment of debt costs                                     (318)           (591)           (318)         (7,383)
                                                              -----------     -----------     -----------     -----------
INCOME (LOSS) BEFORE MINORITY INTEREST AND PROVISION
    FOR INCOME TAXES                                                  801          (4,294)          2,364          (7,103)
    Minority interest in (earnings) loss of partnership              (608)          3,262          (1,795)          5,396
                                                              -----------     -----------     -----------     -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                       193          (1,032)            569          (1,707)
    Provision for income taxes                                        (30)            (30)           (120)           (120)
                                                              -----------     -----------     -----------     -----------
NET INCOME (LOSS) ALLOCABLE TO THE COMPANY                    $       163     $    (1,062)    $       449     $    (1,827)
                                                              ===========     ===========     ===========     ===========
BASIC EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) allocable to Company                  $      0.03     $     (0.21)    $      0.09     $     (0.36)
                                                              ===========     ===========     ===========     ===========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                       5,094,778       5,083,829       5,089,445       5,080,372
                                                              ===========     ===========     ===========     ===========
DILUTED EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) allocable to Company                  $      0.03     $     (0.21)    $      0.09     $     (0.36)
                                                              ===========     ===========     ===========     ===========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                     5,384,894       5,083,829       5,262,806       5,080,372
                                                              ===========     ===========     ===========     ===========


            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                            AND STOCKHOLDERS' EQUITY
                                 (000's omitted)


                                                                              STOCKHOLDERS' EQUITY
                                                                              --------------------
                                                                                                            Accumu-
                                                                                                             lated
                                                                                                             Other
                           Compreh-                                                                         Compreh-
                           ensive                  Class A    Class B                Company                 ensive
                           Income      Minority     Common     Common    Paid in     Retained    Treasury    Income
                            (Loss)     Interest     Stock      Stock     Capital      Deficit      Stock     (Loss)       Total
                           --------    --------    --------   --------   --------    --------    --------   --------    --------
BALANCE, January 3, 2003               $  5,901    $     60   $      3   $ 96,389    $(86,300)   $ (5,669)  $     13       4,496
Issuance of common stock                     --          --         --          6          --          87         --          93
Net income allocable to
    the Company            $    449          --          --         --         --         449          --         --         449
Minority interest in
    earnings of
    partnership                           1,795          --         --         --          --          --         --          --
Unrealized depreciation
    on marketable
    securities net of
    minority interest            (2)         (7)         --         --         --          --          --         (2)         (2)
                           --------    --------    --------   --------   --------    --------    --------   --------    --------
Comprehensive income       $    447
                           ========
BALANCE, October 3, 2003
(unaudited)                            $  7,689    $     60   $      3   $ 96,395    $(85,851)   $ (5,582)  $     11    $  5,036
                                       ========    ========   ========   ========    ========    ========   ========    ========


            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (000's omitted)


                                                                                  NINE MONTHS ENDED
                                                                            OCT. 3, 2003   SEPT. 27, 2002
                                                                            ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) allocable to the Company                                   $     449       $  (1,827)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
        Minority interest in earnings (loss) of partnership                      1,795          (5,396)
        Depreciation, amortization and loan cost amortization                   39,285          40,760
        Extinguishment of debt costs                                               318           7,383
        Non-cash director compensation                                              50              50
Changes in certain assets and liabilities
        Restricted cash                                                           (319)           (421)
        Receivables                                                             (2,513)           (285)
        Inventories                                                                 42             120
        Prepaid expenses and other                                               5,501           1,621
        Accounts payable                                                        (1,126)         (2,069)
        Accrued expenses                                                        16,769          11,561
        Other obligations                                                          335             491
                                                                             ---------       ---------
              Net cash provided by operating activities                         60,586          51,988
                                                                             ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
        Additions to property and equipment                                     (9,694)        (19,786)
        Franchise fees, restricted cash and other                               (4,154)         (2,839)
        Purchase of marketable securities                                       (2,277)         (5,075)
                                                                             ---------       ---------
              Net cash used in investing activities                            (16,125)        (27,700)
                                                                             ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                                      43              --
        Proceeds from borrowing                                                     --         510,000
        Repayments of debt                                                     (17,169)       (510,399)
        Debt offering costs                                                         --         (13,730)
        Debt redemption costs                                                      (52)         (4,061)
                                                                             ---------       ---------
              Net cash used in financing activities                            (17,178)        (18,190)
                                                                             ---------       ---------
              Increase in cash and equivalents                                  27,283           6,098
CASH AND EQUIVALENTS, beginning of period                                       21,774          32,298
                                                                             ---------       ---------
CASH AND EQUIVALENTS, end of period                                          $  49,057       $  38,396
                                                                             =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                       $  40,318       $  47,652
                                                                             =========       =========
UNREALIZED DEPRECIATION OF MARKETABLE SECURITIES                             $      (9)      $      --
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

We were incorporated in September 1994 and had no operations or assets prior to our initial public offering of Class A Common Stock in November 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons contributed approximately $5 million in cash to us in exchange for 294,100 shares of Class B Common Stock (which represented approximately 72% of the voting control). We contributed the approximate $96 million of net proceeds from our Class A and Class B Common Stock offerings to John Q. Hammons Hotels, L.P., or the Partnership, in exchange for an approximately 28% general partnership interest. Effective December 30, 2000, we exchanged 1,271,581 general partnership units for funds advanced by the Partnership to us to repurchase our common stock. Effective January 4, 2003, and December 29, 2001, we purchased 7,550 and 11,760 general partner units, respectively from the Partnership. The number of general partnership units exchanged is equivalent to the number of shares repurchased or sold, as outlined by the partnership agreement. As a result, as of October 3, 2003, and September 27, 2002, Mr. Hammons' limited partnership interest was approximately 76% while our general partnership interest was approximately 24%.

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

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash consists of certain funds maintained in escrow for property taxes and certain other obligations. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2003. These securities are valued at current market value. As of October 3, 2003, unrealized holding gains were approximately $46,000, of which approximately $11,000 is allocable to us, with the remainder allocable to the minority interest, and are included as a separate component of shareholders' equity until realized.

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

Basic and diluted earnings per share were $0.03 and $0.09, respectively, for the three months and nine months ended October 3, 2003. As of October 3, 2003, the Company had 747,400 options which were not included in the computation of diluted earnings per share since the options would be anti-dilutive. Basic and diluted loss per share for the three and nine months ended September 27, 2002, was $0.21 and $0.36, respectively. The weighted average diluted common shares outstanding for the three and nine months ended September 27, 2002 exclude the dilutive effect of approximately 1.7 million options since such options would have been anti-dilutive; thus, basic and diluted earnings per share for those periods are identical.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months and nine months ended October 3, 2003:


                                                            Three Months Ended October 3, 2003
                                                            ----------------------------------
                                                           (in thousands, except per share data)
                                                       Income               Shares            Per Share
                                                     (Numerator)        (Denominator)           Amount
                                                   ----------------    -----------------   -----------------
Basic earnings per share                                     $ 163                5,095               $0.03
                                                                                           =================
Effect of dilutive securities:
     Options                                                                        290
                                                   ----------------    -----------------
Diluted earnings per share                                   $ 163                5,385               $0.03
                                                   ================    =================   =================

                                                              Nine Months Ended October 3, 2003
                                                              ---------------------------------
                                                            (in thousands, except per share data)
                                                       Income               Shares            Per Share
                                                     (Numerator)        (Denominator)           Amount
                                                   ----------------    -----------------   -----------------
Basic earnings per share                                     $ 449                5,089               $0.09
                                                                                           =================
Effect of dilutive securities:
     Options                                                                        174
                                                   ----------------    -----------------
Diluted earnings per share                                   $ 449                5,263               $0.09
                                                   ================    =================   =================

4. STOCK OPTIONS

We account for our stock-based compensation plans according to the intrinsic method under APB Opinion No. 25, under which we have recognized expense for certain stock option grants. In accordance with Statement of Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," we are required, at a minimum, to report pro forma disclosures of expense for stock-based awards based on their fair values. Had compensation cost been determined consistent with SFAS No. 123, our net income (loss) and basic and diluted earnings (loss) per share for the three months and nine months ended October 3, 2003, and September 27, 2002, would have been as follows:

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   OCT. 3,      SEPT. 27,        OCT. 3,      SEPT. 27,
                                                                    2003          2002            2003          2002
                                                                  ---------     ---------       ---------     ---------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)
  As reported                                                     $     163     ($  1,062)      $     449     ($  1,827)
  Deduct - total stock-based employee compensation expense
  determined under the fair value based method for all awards,
  net of related tax effects                                            (53)          (45)           (142)         (186)
                                                                  ---------     ---------       ---------     ---------
  Pro forma                                                       $     110     ($  1,107)      $     307     ($  2,013)
                                                                  =========     =========       =========     =========
Basic earnings (loss) per share
  As reported                                                     $    0.03     ($   0.21)      $    0.09     ($   0.36)
  Deduct - total stock-based employee compensation expense
  determined under the fair value based method for all awards,
  net of related tax effects                                          (0.01)        (0.01)          (0.03)        (0.04)
                                                                  ---------     ---------       ---------     ---------
  Pro forma                                                       $    0.02     ($   0.22)      $    0.06     ($   0.40)
                                                                  =========     =========       =========     =========
Diluted earnings (loss) per share
  As reported                                                     $    0.03     ($   0.21)      $    0.09     ($   0.36)
  Deduct - total stock-based employee compensation expense
  determined under the fair value based method for all awards,
  net of related tax effects                                          (0.01)        (0.01)          (0.03)        (0.04)
                                                                  ---------     ---------       ---------     ---------
  Pro forma                                                       $    0.02     ($   0.22)      $    0.06     ($   0.40)
                                                                  =========     =========       =========     =========


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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply all the provisions of this interpretation to that entity no later than the first interim or annual reporting period ending after December 15, 2003. The related disclosure requirements were effective immediately. Management does not believe that the adoption of this interpretation will have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and was effective on July 1, 2003, for financial instruments held prior to issuance of this statement. We adopted this statement in the third quarter of 2003, with no material impact on our financial position, results of operation or cash flows.

6. LONG-TERM DEBT

Since the beginning of fiscal 2003, we retired a $6.3 million note (Springdale Hampton Inn) at 9-1/4% set to mature in the fourth quarter of 2003, as well as a $5.2 million note (Denver Airport Holiday Inn) at 7-1/8%, due in the third quarter of 2015, bringing the total debt reduction for the first nine months of 2003 to slightly over $17 million. We recorded $0.3 million in extinguishment of debt costs related to these retirements.

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

7. ASSETS CARRYING VALUE

We review the carrying value of our long-lived assets when events and circumstances occur which indicate that the carrying value of an asset may not be recoverable. Given the current outlook with respect to our World Golf Village property, we commissioned an appraisal of the property to be completed prior to year-end. In the event the carrying value of the property exceeds the fair market value less the costs to sell, we will record a write down.

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

RESULTS OF OPERATIONS - THREE-MONTH PERIOD

The following discussion and analysis addresses results of operations for the three-month periods ended October 3, 2003 (the "2003 Quarter") and September 27, 2002 (the "2002 Quarter"). The results of operations for the three-month and nine-month periods ended October 3, 2003 are not indicative of the results to be expected for the full year.

Total revenues for the 2003 Quarter were $108.9 million, an increase of $3.0 million, or 2.8%, compared to the 2002 Quarter, primarily as a result of slightly improved general economic conditions, reflected in higher revenues in all three areas of our business.

Rooms revenues increased $1.8 million, or 2.6%, from the 2002 Quarter, but decreased as a percentage of total revenues, to 64.9% from 65.1%. The increase was primarily due to increases in the discount (AAA, AARP, travel agencies, etc.) and association market segments of our business. Our average room rate increased 2.4%, to $99.40 compared to the 2002 Quarter average room rate of $97.09, as average room rates for all market segments increased from the 2002 Quarter. In comparison, the average room rate for the hotel industry was $83.44 in the 2003 Quarter, up 0.4% from the 2002 Quarter, based on information from Smith Travel Research. Our occupancy for the 2003 Quarter increased to 67.2%, or
0.1 percentage point compared to the 2002 Quarter. Occupancy for the hotel industry was 65.6%, up 2.0% from the 2002 Quarter. Our Revenue Per Available Room (RevPAR) was $66.78 in the 2003 Quarter, up 2.5% from $65.12 in the 2002 Quarter. RevPAR for the hotel industry was $54.71, up 2.3% from the 2002 Quarter.

Food and beverage revenues increased $1.1 million, or 4.4%, compared to the 2002 Quarter, and increased as a percentage of total revenues, to 24.0% from 23.6% in the 2002 Quarter. The increase was related to the increase in travel in the association market segments of our business described above.

Meeting room rental, related party management fee and other revenues increased $0.1 million, or 0.8%, from the 2002 Quarter, but decreased slightly as a percentage of revenues, to 11.1% from 11.3%.

Rooms operating expenses decreased $0.3 million, or 1.7%, compared to the 2002 Quarter, and decreased as a percentage of rooms revenues to 24.6% from 25.7%. The decrease was primarily attributable to favorable workers' compensation loss experience, compared to the 2002 Quarter.

Food and beverage operating expenses decreased $0.5 million, or 2.4%, compared to the 2002 Quarter, and decreased as a percentage of food and beverage revenues, to 77.4% from 82.8%. The decrease was primarily attributable to the favorable workers' compensation loss experience described above, as well as improved management of labor expenses.

Other operating expenses decreased slightly to $0.7 million compared to the 2002 Quarter, and decreased as a percentage of meeting room rental, related party management fee and other revenues to 5.8% from 6.7%.

General, administrative and sales expenses decreased $0.2 million, or 0.6%, from the 2002 Quarter, and decreased as a percentage of total revenues to 32.0% from 33.1%. The decrease was primarily attributable to decreases in franchise fees (related to the termination charges incurred in changing the brand name for one of our hotels in the 2002 Quarter) and property insurance costs, partially offset by increases in credit card commissions, costs associated with franchise frequent traveler programs and utility costs.

Repairs and maintenance expenses remained stable at $4.6 million compared to the 2002 Quarter, and decreased slightly as a percentage of revenues, to 4.2% from 4.3% in the 2002 Quarter.

Depreciation and amortization expenses decreased by $0.4 million, or 3.0%, compared to the 2002 Quarter, and decreased as a percentage of revenues to 11.8% from 12.5%. The dollar decrease related to our cessation of new hotel development.

Income from operations increased by $4.5 million, or 32.4%, compared to the 2002 Quarter, and increased as a percentage of revenues to 16.9% from 13.1%. The increase is attributable to, among other factors, increased revenues, improved cost controls, favorable workers' compensation loss experience and reduced property insurance costs.

Income (loss) before minority interest and provision for income taxes was $0.8 million of income in the 2003 Quarter, compared to a loss of $4.3 million in the 2002 Quarter.

Net income (loss) allocable to the Company was $0.2 million of income in the 2003 Quarter compared to a net loss allocable to the Company of $1.1 million in the 2002 Quarter.

Basic and diluted earnings (loss) per share in the 2003 Quarter were $0.03 of earnings, compared to basic and diluted loss of $0.21 per share in the 2002 Quarter.

RESULTS OF OPERATIONS - NINE-MONTH PERIOD

The following discussion addresses results of operations for the nine-month periods ended October 3, 2003 (the "2003 Nine Months"), and September 27, 2002 (the "2002 Nine Months").

Total revenues decreased slightly to $327.6 million in the 2003 Nine Months from $328.5 million in the 2002 Nine Months, a decrease of $0.9 million or 0.3%. The decrease is attributable to ongoing weaknesses in the association and corporate group travel market segments of our business during the first six months of 2003, partially offset by a slight increase in these market segments during the 2003 Quarter.

Rooms revenues increased to $207.0 million in the 2003 Nine Months from $206.0 million in the 2002 Nine Months, an increase of $1.0 million, or 0.5%, reflected primarily in the discount market segment of our business. Rooms revenues as a percentage of total revenues increased, to 63.2%, compared to 62.7% in the 2002 Nine Months. Our average room rate increased to $99.98 in the 2003 Nine Months from $98.43 in the 2002 Nine Months, an increase of $1.55, or 1.6%. Occupancy decreased to 65.2% in the 2003 Nine Months from 65.9% in the 2002 Nine Months, a decrease of 0.7 percentage point. Occupancy for the hotel industry was 60.7%, down 0.3% from the 2002 Nine Months. Our revenue per available room (RevPAR) was $65.21 in the 2003 Nine Months, up 0.6% from the 2002 Nine Months. RevPAR for the hotel industry was $50.67, down 0.8% from the 2002 Nine Months.

Food and beverage revenues decreased to $82.6 million in the 2003 Nine Months from $84.3 million in the 2002 Nine Months, a decrease of $1.7 million, or 2.0%, and decreased as a percentage of total revenues to 25.2% from 25.7% in the 2002 Nine Months. The decrease related to the decreased association and corporate group travel in the first six months of 2003, partially offset by a slight increase in these market segments during the 2003 Quarter.

Meeting room rental, related party management fee and other revenues decreased to $38.0 million in the 2003 Nine Months from $38.2 million in the 2002 Nine Months, a decrease of $0.2 million, or 0.5%, and remained stable as a percentage of total revenues, at 11.6%. The dollar decrease was the result of decreased association and corporate group travel in the first six months of 2003, partially offset by a slight increase in these market segments during the 2003 Quarter.

Rooms operating expenses decreased to $50.7 million in the 2003 Nine Months from $51.5 million in the 2002 Nine Months, a decrease of $0.8 million, or 1.6%, and decreased as a percentage of rooms revenue, to 24.5% from 25.0% in the 2002 Nine Months. The decrease was primarily attributable to reduced labor costs and favorable workers' compensation loss experience compared to the 2002 Nine Months.

Food and beverage operating expenses decreased to $64.0 million in the 2003 Nine Months from $66.1 million in the 2002 Nine Months, a decrease of $2.1 million, or 3.2% as the result of decreased food and beverage revenues. These expenses also decreased as a percentage of food and beverages revenues in the 2003 Nine Months to 77.5%, from 78.4% in the 2002 Nine Months.

Other operating expenses decreased to $2.1 million in the 2003 Nine Months, from $2.4 million in the 2002 Nine Months, and decreased as a percentage of meeting room rental, related party management fee and other income, to 5.5% in the 2003 Nine Months from 6.3% in the 2002 Nine Months.

General, administrative and sales expenses increased to $104.6 million in the 2003 Nine Months from $102.7 million in the 2002 Nine Months, an increase of $1.9 million, or 1.9%, and increased as a percentage of total revenues to 31.9% from 31.3% in the 2002 Nine Months. The increase was primarily attributable to increases in costs associated with franchise frequent traveler programs, utilities and credit card commissions, partially offset by decreases in franchise fees, property taxes and property insurance costs.

Repairs and maintenance expenses increased slightly to $13.6 million compared to $13.5 million in the 2002 Nine Months, and increased slightly as a percentage of revenues to 4.2% from 4.1% in the 2002 Nine Months.

Depreciation and amortization expenses decreased to $37.9 million in the 2003 Nine Months from $39.3 million in the 2002 Nine Months, a decrease of $1.4 million, or 3.6%, and decreased as a percentage of total revenues to 11.6% from 12.0% in the 2002 Nine Months. The decrease was related to cessation of new hotel development.

Income from operations was $54.6 million in the 2003 Nine Months compared to $52.9 million in the 2002 Nine Months, an increase of $1.7 million, or 3.2%. As a percentage of revenue, income from operations increased to 16.7% in the 2003 Nine Months from 16.1% in the 2002 Nine Months, as the result of reduced costs in several categories, discussed above.

Income (loss) before minority interest and provision for income taxes was $2.4 million of income in the 2003 Nine Months, compared to a $7.1 million loss in the 2002 Nine Months. The variation related to the effect of expenses for the extinguishment of debt in the 2002 Nine Months (the refinancing of our outstanding 8-7/8% and 9-3/4% First Mortgage Notes for new 8-7/8% First Mortgage Notes due 2012), in addition to the items discussed above.

Net income (loss) allocable to the Company was $0.4 million of income in the 2003 Nine Months compared to a net loss allocable to the Company of $1.8 million in the 2002 Nine Months, due primarily to the extinguishment of debt and other cost reduction items discussed above.

Basic and diluted earnings (loss) per share were earnings of $0.09 in the 2003 Nine Months, compared to basic and diluted loss per share of $0.36 for the 2002 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

At October 3, 2003, we had $49.1 million of cash and equivalents and $14.7 million of marketable securities, compared to $21.8 million and $12.5 million, respectively, at the end of 2002. Such amounts are available for our working capital requirements and capital expenditures.

Cash from operating activities increased to $60.6 million for the 2003 Nine Months from $52.0 million for the 2002 Nine Months, primarily attributable to the increase in net income and decrease in debt extinguishment costs and other favorable changes in certain assets and liabilities.

We incurred capital expenditures of $9.7 million and $19.8 million, respectively, for the 2003 Nine Months and the 2002 Nine Months. Approximately $4.2 million of the expenditures in the 2002 Nine Months was related to correcting the moisture related issues discussed below. Capital expenditures typically include capital improvements on existing hotel properties.

During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of October 3, 2003, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem. During the 2003 Quarter, summary judgment was granted to our insurance carrier in one action, which is currently on appeal. Due to the uncertain outcome of this appeal, the parties have agreed to a settlement conference in November 2003, to attempt to dispose of all issues against the insurance carrier. Summary judgment was also granted to one of our window manufacturers and we are in the process of appealing that decision. We plan to continue to vigorously pursue collection of these costs, although there can be no assurance that we will be successful. Our total cumulative depreciation charge through October 3, 2003, was $7.6 million, which we recorded in fiscal 2001 to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent we realize recoveries we will record them as a component of other income.

At October 3, 2003, our total debt was $789.2 million compared with $806.3 million at the end of 2002. The decrease is attributable to the $17.1 million reduction of existing debt since the end of 2002 (including the prepayment of a 9-1/4% note for $6.3 million due in the fourth quarter of 2003 and prepayment of a 7-1/8% note for $5.2 million due in third quarter of 2015). The current portion of long-term debt was $7.6 million, compared with $13.7 million at the end of 2002. For the 2003 Nine Months, we incurred $0.3 million in early extinguishment of debt charges.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply all the provisions of this interpretation to that entity no later than the first interim or annual reporting period ending after December 15, 2003. The related disclosure requirements were effective immediately. Management does not believe that the adoption of this interpretation will have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and was effective on July 1, 2003, for financial instruments held prior to issuance of this statement. We adopted this statement in the third quarter of 2003, with no material impact on our financial position, results of operation or cash flows.

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

Property and equipment are stated at cost less accumulated depreciation. The assessment of long-lived assets for possible impairment requires us to make certain judgments, including real estate values and estimated future cash flow from the respective properties and investments. We review the recoverability of our long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be recoverable. Given the current outlook with respect to our World Golf Village property, we commissioned an appraisal of the property to be completed prior to year-end. In the event the carrying value of the property exceeds the fair market value less the costs to sell, we will record a write down.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable-rate debt obligations as of October 3, 2003:

                             EXPECTED MATURITY DATE
                                  (in millions)


                                                                                                                               Fair
                                                                                                    There-                    Value
                                           2003(d)     2004       2005       2006        2007        After       Total         (e)
                                           -------     ----       ----       ----        ----        -----       -----         ---
Long-Term Debt(a)

 $510 Million 1st Mortgage Notes           $   --     $   --     $   --     $   --      $   --      $  499       $  499       $  551
    Average interest rate(b)                  8.9%       8.9%       8.9%       8.9%        8.9%        8.9%         8.9%

 Other fixed-rate debt obligations         $    6     $    7     $    8     $   28      $   41      $  163       $  253       $  252
    Average interest rate(b)                  8.3%       8.3%       8.3%       7.8%        8.4%        8.7%         8.5%

 Other variable-rate debt obligations      $    1     $    1     $    1     $   10      $    1      $   23       $   37       $   37
    Average interest rate(c)                  4.6%       4.6%       4.6%       4.6%        4.6%        4.6%         4.6%

      (a)   Includes amounts reflected as long-term debt due within one year.

      (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

      (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of October 3, 2003, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

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

ITEM 4. CONTROLS AND PROCEDURES.

      Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934) as of October 3, 2003. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

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

      Not Applicable

ITEM 5. Other Information

      Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

See Exhibit Index.

      (b) Reports on Form 8-K

Form 8-K to furnish Press Release announcing October 3, 2003 results, filed November 12, 2003

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

                              JOHN Q. HAMMONS HOTELS, INC.


                              By: /s/ John Q. Hammons
                                  -----------------------------------
                                  John Q. Hammons
                                  Chairman, Founder, and Chief Executive Officer

                              By: /s/ Paul E. Muellner
                                  -----------------------------------
                                  Paul E. Muellner
                                  Chief Financial Officer

Dated: November 14, 2003

                                  EXHIBIT INDEX

EXHIBIT NO.    TITLE
-----------    -----
31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32             Section 1350 Certification of Chief Executive Officer and Chief Financial Officer