Form 10-K
period 2004-01-02
HAMMONS JOHN Q HOTELS INC
filed 2004-04-01
CIK 930796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 2, 2004

         OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        --------------   -----------------

                         Commission File Number 1-13486

                          JOHN Q. HAMMONS HOTELS, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                    43-1695093
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                 organization)                              Identification No.)
     300 John Q. Hammons Parkway, Ste. 900
              Springfield, Missouri                              65806
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

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---        ------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              ------

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes     No    X
                                          ----     ------
         The aggregate market value of the 3,206,203 shares of Class A Common Stock held by non-affiliates of the Registrant was approximately $19,493,714 based on the $6.08 closing price on the American Stock Exchange for such stock on June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter).

         Number of shares of the Registrant's Class A Common Stock outstanding as of March 25, 2004: 4,834,129.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the annual report to shareholders for the year ended January 2, 2004 are incorporated by reference into Part II. Portions of the proxy statement for the annual shareholders' meeting to be held on May 11, 2004 are incorporated by reference into Part III.

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

OVERVIEW

         We are a leading independent owner and manager of upscale, full service hotels located primarily in secondary markets. We own and manage 47 hotels located in 20 states, containing 11,630 guest rooms or suites. We also manage thirteen additional hotels located in seven states, containing 3,094 guest rooms or suites. The majority of these existing 60 hotels operate under the Embassy Suites Hotels, Holiday Inn and Marriott trade names. Most of our hotels are located in or near a state capital, university, convention center, corporate headquarters, office park or other stable demand generator.

         We own and operate upscale hotels designed to appeal to a broad range of hotel customers, including frequent business travelers, groups, conventions and leisure travelers. Our in-house design staff individually designed each of our hotels and most hotels contain an impressive multi-storied atrium, large indoor water fountains, lush plantings and comfortable lounge areas. In addition, our hotels typically include expansive exterior meeting facilities that can be readily adapted to accommodate both large and small meetings, conventions or trade shows. Our 19 Embassy Suites Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services. Our 17 Holiday Inn hotels are affordably priced and designed to attract value-conscious leisure travelers desiring quality accommodations. In addition, we own or manage 19 hotels operating under leading brands including Marriott, Radisson and Sheraton.

         We coordinate management of our hotels from our headquarters in Springfield, Missouri, by our senior executive team. Six regional vice presidents supervise a group of general managers in day-to-day operations. Centralized management services and functions include sales and marketing, purchasing, financial controls, architecture and design, human resources, legal and hotel operations. Through these centralized services, we realize significant cost savings due to economies of scale.

         We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel. In exchange, we have the opportunity to manage the hotel upon opening and a right of first refusal to purchase the hotel in the event it is offered for sale. These costs are amortized over a five-year contract period, beginning upon the opening of the hotels.

         Although we are not developing new hotels, Mr. Hammons has personally completed several projects, including new hotels in Tulsa and Oklahoma City, OK and Rogers and Hot Springs, AR, all of which we currently manage under the management agreement described above. Mr. Hammons also has numerous other projects in various stages of development, which we intend to manage upon completion, including properties in St. Charles, Missouri; Junction City, Kansas; Frisco, Texas; Albuquerque, New Mexico and North Charleston, South Carolina.

         In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

FORWARD-LOOKING STATEMENTS

         This Form 10-K contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believes," "anticipates," "estimates," "expects," "projects,"

"forecasts," "intends," "may," "will," and similar words. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others:

         - general economic conditions, including the duration and severity of the current economic slowdown and the pace at which the lodging industry adjusts to the continuing war on terrorism;

         -        the impact of any serious communicable diseases on travel;

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

         MR. HAMMONS' CONTROL OF US CREATES POTENTIAL FOR SIGNIFICANT CONFLICTS OF INTEREST.

         Through his ownership of all of our Class B Common Stock, and 269,100 shares of our Class A Common Stock, Mr. Hammons controls our activities. In addition, since Mr. Hammons beneficially owns all of the LP Units, representing 75.87% of the total Partnership units, he will decide any matters submitted to a vote of the Partnership partners. Certain decisions concerning our operations or financial structure may present conflicts of interest between Mr. Hammons and our other shareholders or holders of our notes. In addition, Mr. Hammons, as the holder of all of the LP Units, may suffer different and/or more adverse tax consequences than we do upon the sale or refinancing of some of the owned hotels as a result of unrealized gains attributable to certain owned hotels. Therefore, it is unlikely that an owned hotel will be sold or refinanced if such a transaction would result in an adverse tax consequence to Mr. Hammons if we are unable to make sufficient distributions to Mr. Hammons to pay those taxes, regardless of whether such a sale or refinancing might otherwise be in our best interest.

         Mr. Hammons also (1) owns hotels that we manage; (2) owns an interest in a hotel management company that provides accounting and other administrative services for all of our hotels; (3) owns a 50% interest in the entity from which we lease our corporate headquarters; (4) has an agreement whereby we pay up to 1.5% of his internal development costs for new hotels in exchange for the opportunity to manage the hotels and to purchase them under certain circumstances; (5) leases space to us in two trade centers owned by him that connect with two of our hotels; (6) has the right to require the redemption of his LP Units; (7) utilizes our administration and other services for his outside business interests, for which he reimburses us; (8) supplements the compensation of two of our employees; and (9) owns the real estate underlying one of our hotels, which we lease from him. We describe these arrangements in further detail under "Certain Relationships and Related Transactions." In the event that Mr. Hammons experienced material adverse changes in his outside business interests, we could receive negative publicity as the result of his close ties to us, and it is possible the market price of our stock and the rating of our debt could be affected.

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

         During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of January 2, 2004, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem. During the third quarter of 2003, summary judgment was granted to our insurance carrier in one action, which is currently on appeal. Summary judgment was also granted to one of our window manufacturers and we are in the process of appealing that decision. We plan to continue to vigorously pursue collection of these costs, although there can be no assurance that we will be successful.

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

         RISKS RELATED TO OUR DEBT

         OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL
HEALTH.

         We have a substantial amount of indebtedness. As of January 2, 2004, we had total indebtedness of $781.1 million. Our substantial indebtedness could, among other things:

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

         WE CANNOT ASSURE YOU THAT WE WILL CONTINUE TO RECEIVE REVENUES FROM HOTELS WE MANAGE.

         We receive a portion of our revenues from managing hotels Mr. Hammons owns. We have management agreements with respect to the hotels owned by Mr. Hammons. Each of the management agreements with the 13 hotels owned by Mr. Hammons or entities controlled by Mr. Hammons are terminable within either 30 or 60 days. We cannot assure you that we will continue to receive revenues with respect to any of these hotels.

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

         INTERNATIONAL EVENTS, INCLUDING THE CONTINUED THREAT OF TERRORISM AND THE ONGOING WAR AGAINST TERRORISM, HAVE AFFECTED AND WILL CONTINUE TO AFFECT OUR INDUSTRY AND OUR RESULTS OF OPERATIONS.

         The terrorist attacks of September 11, 2001, caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concerns about travel safety. Our occupancy and revenue per available room (RevPAR) were below historical levels by as much as 26 percentage points and 35%, respectively, in the week immediately after the terrorist attacks and have rebounded to prior years' levels since. Additional similar events could have further material adverse effects on the hotel industry and our operations.

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

         Creating operating, cost and guest service efficiencies in each hotel is a top priority. With a total of 60 hotels under management, we believe we are able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under management, we are able to secure volume pricing from vendors not available to smaller hotel companies. We employ a systems trainer responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced.

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

         We conduct all of our business operations through the Partnership and its subsidiaries. Mr. Hammons beneficially owns all 294,100 shares of our Class B Common Stock, and 269,100 shares of our Class A Common Stock, representing 76.7% of the combined voting power of both classes of our common stock. We are the sole general partner of the Partnership through our ownership of all 5,102,979 General Partner units, representing 24.13% of the total equity in the Partnership. Mr. Hammons beneficially owns all 16,043,900 limited partnership units of the Partnership, or the LP Units, representing 75.87% of the total equity in the Partnership. Our Class A Common Stock represents approximately 23% of the total equity of the Partnership, and the Class A Common Stock, Class B Common Stock and LP Units beneficially owned by Mr. Hammons represent approximately 79% of the total equity in the Partnership.

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

REGULATIONS AND INSURANCE

         Insurance. To supplement our self insurance programs, we provide umbrella, property, auto, commercial liability and worker's compensation insurance to our hotels under blanket policies. Insurance expenses for our hotels were approximately $13.3 million, $13.3 million and $11.4 million in 2003, 2002 and 2001, respectively. Our insurance expenses have increased over the past three years as the result of increases in costs in all almost all lines of our coverage.

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

         Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of Asbestos Containing Materials, or ACMs, when ACMs are in poor condition or when property with ACMs is undergoing building, repair, remodeling, renovation or demolition. These laws may impose liability for the release of ACMs and may permit third parties to seek recovery from owners or operators of real estate for personal injury or other damage associated with ACMs. Several of the owned hotels contain or may contain ACMs, generally in sprayed-on ceiling treatments, floor tiles or in roofing materials. Several of our hotels have implemented asbestos management plans. Moreover, in each hotel with confirmed or potential ACMs, no removal of asbestos from the owned hotels has been recommended and we have no plans to undertake any additional removal, beyond the removal that has already occurred.

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

EMPLOYEES

         We employ over 6,000 full time employees, approximately 225 of whom are members of labor unions. We believe that labor relations with employees are good.

ITEM 2. PROPERTIES.

         We lease our headquarters in Springfield, Missouri, from a Missouri company of which Mr. Hammons is a 50% owner. In 2003, we made aggregate annual lease payments of approximately $253,400 to that company. We own the land on which 37 of our hotels are located, while 10 of our hotels are subject to long-term ground leases. Our owned hotels are pledged as collateral for our long-term debt. We lease from Mr. Hammons the real estate on which one of these hotels is located. We describe these leases under "Certain Relationships and Related Transactions - Mr. Hammons."

DESCRIPTION OF HOTELS - GENERAL

      Our hotels are located in 20 states and contain a total of 11,630 rooms and suites. A majority of our hotels operate under the Holiday Inn, Embassy Suites Hotels and Marriott trade names. Most of our hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

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

      We retain responsibility for all aspects of the day-to-day management of each of our hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels we own. We typically refurbish individual hotels every four to six years. We have spent an average per year of approximately $23.0 million in the last five years on the owned hotels and expect to spend approximately $30.8 million in 2004 on refurbishment of the owned hotels (including approximately $5.7 million related to planned hotel franchise conversions of some of our properties).

OWNED HOTELS

      The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each of our hotels:

                                                               NUMBER OF                                               OPENING
LOCATION                           FRANCHISE/NAME            ROOMS/SUITES  DESCRIPTION                                  DATE
--------                           --------------            ------------  -----------                                  ----
Montgomery, AL...................  Embassy Suites                 237      Atrium; Meeting Space:  15,000 sq. ft. (c)   8/95
Tucson, AZ.......................  Holiday Inn                    301      Atrium; Meeting Space:  14,000 sq. ft.       11/81
Tucson, AZ.......................  Marriott                       250      Atrium; Meeting Space:  11,500 sq. ft.       12/96
Little Rock, AR..................  Embassy Suites                 251      Atrium; Meeting Space:  14,000 sq. ft.       8/97
Springdale, AR...................  Holiday Inn                    206      Atrium; Meeting Space:  18,000 sq. ft.       7/89
                                                                           Convention Center:      29,280 sq. ft.
Springdale, AR...................  Hampton Inn & Suites           102      Meeting Space:          400 sq. ft.          10/95
Bakersfield, CA..................  Holiday Inn Select             258      Meeting Space:          9,735 sq. ft. (c)    6/95
Monterey, CA.....................  Embassy Suites                 225      Atrium; Meeting Space:  13,700 sq. ft.       11/95
Sacramento, CA...................  Holiday Inn                    362      Meeting Space:          9,000 sq. ft.        8/79
San Francisco, CA................  Holiday Inn                    279      Meeting Space:          9,000 sq. ft.        6/72
Denver, CO (a)...................  Holiday Inn                    256      Atrium; Trade Center:   66,000 sq. ft. (b)   10/82
                                   (International Airport)
Denver, CO.......................  Holiday Inn (Northglenn)       235      Meeting Space:          20,000 sq. ft.       12/80
Fort Collins, CO.................  Holiday Inn                    258      Atrium; Meeting Space:  12,000 sq. ft.       8/85
Coral Springs, FL................  Marriott                       224      Atrium; Meeting Space:  5,326 sq. ft.        5/99
                                                                           Convention Center:      12,800 sq. ft.
St. Augustine, FL................  Renaissance                    301      Atrium; Meeting Space:  9,000 sq. ft. (c)    5/98
Tampa, FL........................  Embassy Suites                 247      Atrium; Meeting Space:  18,000 sq. ft.       1/98
Cedar Rapids, IA.................  Collins Plaza                  221      Atrium; Meeting Space:  11,250 sq. ft.       9/88
Davenport, IA....................  Radisson                       221      Atrium; Meeting Space:  7,800 sq. ft.  (c)   10/95
Des Moines, IA...................  Embassy Suites                 234      Atrium; Meeting Space:  13,000 sq. ft.       9/90
Des Moines, IA...................  Holiday Inn                    288      Atrium; Meeting Space:  15,000 sq. ft.       1/87

                                                               NUMBER OF                                               OPENING
LOCATION                           FRANCHISE/NAME            ROOMS/SUITES  DESCRIPTION                                  DATE
--------                           --------------            ------------  -----------                                  ----
Topeka, KS.......................  Capitol Plaza                  224      Atrium; Meeting Space:  7,000 sq. ft. (c)    8/98
Bowling Green, KY................  Holiday Inn                    218      Atrium: Meeting Space:  4,000 sq. ft. (c)    8/95
Branson, MO......................  Chateau on the Lake            301      Atrium; Meeting Space:  40,000 sq. ft.       5/97
Jefferson City, MO...............  Capitol Plaza                  255      Atrium; Meeting Space:  14,600 sq. ft.       9/87
Joplin, MO.......................  Holiday Inn                    262      Atrium; Meeting Space:  8,000 sq. ft.        6/79
                                                                           Trade Center:           32,000 sq. ft.(b)
Kansas City, MO (a)..............  Embassy Suites                 236      Atrium; Meeting Space:  12,000 sq. ft.       4/89
Kansas City, MO (a)..............  Homewood Suites                117      Extended Stay                                5/97
Springfield, MO..................  Holiday Inn                    188      Atrium; Meeting Space:  3,020 sq. ft.        9/87
Omaha, NE........................  Embassy Suites                 249      Atrium; Meeting Space:  13,000 sq. ft.       1/97
Reno, NV.........................  Holiday Inn                    284      Meeting Space:          8,700 sq. ft.        2/74
Albuquerque, NM..................  Marriott                       310      Atrium; Meeting Space:  12,300 sq. ft.       12/86
Charlotte, NC....................  Renaissance Suites             275      Atrium; Meeting Space:  17,400 sq. ft.       12/99
Greensboro, NC (a)...............  Embassy Suites                 219      Atrium; Meeting Space:  10,250 sq. ft.       1/89
Greensboro, NC (a)...............  Homewood Suites                104      Extended Stay                                8/96
Raleigh-Durham, NC...............  Embassy Suites                 273      Atrium; Meeting Space:  20,000 sq. ft.       9/97
Oklahoma City, OK................  Renaissance                    311      Atrium; Meeting Space:  10,150 sq. ft. (c)   1/00
Portland, OR (a).................  Holiday Inn                    286      Atrium; Trade Center:   37,000 sq. ft. (b)   4/79
Portland, OR (a).................  Embassy Suites                 251      Atrium; Meeting Space:  11,000 sq. ft.       9/98
Columbia, SC ....................  Embassy Suites                 214      Atrium; Meeting Space:  13,000 sq. ft.       3/88
Greenville, SC...................  Embassy Suites                 268      Atrium; Meeting Space:  20,000 sq. ft.       4/93
North Charleston, SC (a).........  Embassy Suites                 255      Atrium; Meeting Space:  3,000 sq. ft. (c)    2/00
Beaumont, TX.....................  Holiday Inn                    253      Atrium; Meeting Space:  12,000 sq. ft.       3/84
Dallas, Ft. Worth Airport, TX (a)  Embassy Suites                 329      Atrium; Meeting Space:  18,900 sq. ft.       8/99
Houston, TX (a)..................  Marriott                       287      Atrium; Meeting Space:  14,300 sq. ft.       12/85
Mesquite, TX.....................  Hampton Inn & Suites           160      Meeting Space:          21,200 sq. ft.       4/99
                                                                           Convention Center:      35,100 sq. ft. (c)
Charleston, WV...................  Embassy Suites                 253      Atrium; Meeting Space:  14,600 sq. ft.       12/97
Madison, WI......................  Marriott                       292      Atrium; Meeting Space:  15,000 sq. ft. (b)   10/85
                                                                           Convention Center:      50,000 sq. ft.

(a)   Airport location.

(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which we own.

(c)   Large civic center is located adjacent to hotel.

MANAGED HOTELS

      The managed hotels consist of 13 hotels, including two Holiday Inns, one Sheraton, four Embassy Suites, two Marriott Courtyards, one Marriott Residence Inn, two Renaissance properties, and one non-franchised hotel, located in seven states (Arkansas, Missouri, Nebraska, Oklahoma, South Dakota, Tennessee and Texas), and contain a total of 3,094 guest rooms. Mr. Hammons directly owns 12 of these 13 hotels. The remaining hotel is owned by an entity controlled by Mr. Hammons in which he and Jacqueline Dowdy, a director and officer of our general partner, each own a 50% interest. There is a convention and trade center adjacent to seven of our managed hotels.

      We provide management services to the managed hotels within the guidelines contained in the annual operating and capital plans submitted to the hotel owner for review and approval during the final 30 days of the preceding year. We are responsible for the day-to-day operations of the managed hotels. While we are responsible for the implementation of major refurbishment and repairs, the actual cost of such refurbishments and repairs is borne by the hotel owner. We earn annual management fees of 3% to 4% of the hotel's revenues. Each of the management contracts with the 13 hotels owned by Mr. Hammons or entities controlled by Mr. Hammons are terminable within either 30 or 60 days.

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

                      Stock Price Per Share
                      High              Low
                     ------            ------
2003
First Quarter        $ 5.80            $ 4.84
Second Quarter       $ 6.18            $ 4.60
Third Quarter        $ 6.95            $ 5.67
Fourth Quarter       $ 7.15            $ 6.50

2002
First Quarter        $ 6.50            $ 5.60
Second Quarter       $ 7.00            $ 6.15
Third Quarter        $ 6.38            $ 5.92
Fourth Quarter       $ 5.92            $ 5.08

      Based on the number of Annual Reports requested by brokers, we estimate that we have approximately 1,100 beneficial owners of our Class A Common Stock. On February 27, 2004, there were approximately 250 holders of record of our Class A Common Stock. On February 27, 2004, the last reported sale price of our Class A Common Stock on the AMEX was $9.50.

ITEM 6. SELECTED FINANCIAL DATA.

      The information required by this item is hereby incorporated by reference to the material appearing in the 2003 Annual Report to Shareholders (the "Annual Report to Shareholders"), filed as Exhibit 13.1 hereto, under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required by this item is hereby incorporated by reference to the material appearing in the 2003 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information required by this item is hereby incorporated by reference to the material appearing in the 2003 Annual Report to Shareholders under the caption of "Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Financial Statements of the Company are hereby incorporated by reference to the Consolidated Financial Statements of the Company appearing in the 2003 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES.

      We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2004. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

      There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 2, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this item with respect to directors, the audit committee and the "audit committee financial expert" is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 11, 2004 (the "Proxy Statement") under the caption "Election of Directors." Information required by this item with respect to executive officers is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Election of Directors--Management." The information included in the Proxy Statement under the captions "Election of Directors--Corporate Governance and Other Matters--Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Election of Directors--Corporate Governance and Other Matters--Director Compensation" and "Executive Compensation" (but excluding the "Report of the Compensation Committee" and "Comparative Company Performance").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      This table summarizes share and exercise price information about our equity compensation plans as of January 2, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                       (a)                (b)                   (c)
                                                                       ---                ---                   ---
                                                                                       WEIGHTED-
                                                                                        AVERAGE
                                                               NUMBER OF SECURITIES    EXERCISE         NUMBER OF SECURITIES
                                                                TO BE ISSUED UPON      PRICE OF       REMAINING AVAILABLE FOR
                                                                   EXERCISE OF        OUTSTANDING      FUTURE ISSUANCE UNDER
                                                               OUTSTANDING OPTIONS,    OPTIONS,      EQUITY COMPENSATION PLANS
                                                                   WARRANTS AND        WARRANTS        (EXCLUDING SECURITIES
PLAN CATEGORY                                                       RIGHTS(1)         AND RIGHTS    REFLECTED IN COLUMN(a)) (1)
                                                              ---------------------   -----------   ---------------------------
Equity compensation plans approved by security holders......        1,904,350            $5.80                  512,450
Equity compensation plans not approved by security
   holders..................................................          290,000            $5.26                  210,000
                                                                    ---------                                   -------
Total.......................................................        2,194,350            $5.73                  722,450
                                                                    =========                                   =======

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Executive Compensation--Certain Transactions" and "Executive Compensation--Compensation Committee Interlocks and Insider Participation."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Ratification of Appointment of Independent Auditors--Fees Billed to Company by Deloitte & Touche LLP for Fiscal 2002 and 2003."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K.

15(a)(1) FINANCIAL STATEMENTS

            Independent Auditors' Report

            Consolidated Balance Sheets at Fiscal 2003 and 2002 Year-Ends

            Consolidated Statements of Operations for the 2003, 2002 and 2001 Fiscal Years Ended

            Consolidated Statements of Changes In Minority Interest and Stockholders Equity for 2003, 2002 and 2001 Fiscal Years Ended

            Consolidated Statements of Cash Flows for 2003, 2002 and 2001 Fiscal Years Ended

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

      SET FORTH BELOW IS A LIST OF MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS REQUIRED TO BE FILED AS EXHIBITS BY ITEM 15(c).

         10.4     Form of Option Purchase Agreement

         10.7 Employment Agreement between John Q. Hammons Hotels, Inc. and Debra M. Shantz dated as of May 1, 1995, as amended on October 31, 1997 and November 1, 2001

        10.7a Employment Agreement between John Q. Hammons Hotels, Inc. and Lou Weckstein dated as of September 17, 2001

        10.7b Employment Agreement between John Q. Hammons Hotels, Inc. and William A. Mead dated as of January 25, 2000

        10.7c Letter Agreement between John Q. Hammons and William A. Mead dated as of January 27, 2000

        10.7d Employment Agreement between John Q. Hammons Hotels, Inc. and Paul E. Muellner dated as of December 1, 2003

        10.14     1994 Employee Stock Option Plan

        10.15     1999 Non-Employee Director Stock and Stock Option Plan

15(b) REPORTS ON FORM 8-K

      A Form 8-K was filed on November 12, 2003 to furnish the third quarter earnings press release.

15(c) EXHIBITS

      Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated by reference.

15(d) FINANCIAL STATEMENTS

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 1st day of April, 2004.

                                                JOHN Q. HAMMONS HOTELS, INC.

                                                By: /s/ John Q. Hammons
                                                   -----------------------------
                                                     John Q. Hammons
                                                     Founder, Chairman and CEO

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities at John Q. Hammons Hotels, Inc. on April 1, 2004.

        Signatures                                  Title
        ----------                                  -----
 /s/ John Q. Hammons         Founder, Chairman and CEO of John Q. Hammons Hotels, Inc.
------------------------     (Principal Executive Officer)
John Q. Hammons

 /s/ Paul E. Muellner        Chief Financial Officer of John Q. Hammons Hotels, Inc.
------------------------     (Principal Financial and Accounting Officer)
Paul E. Muellner

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

 /s/ William J. Hart         Director of John Q. Hammons Hotels, Inc.
------------------------
William J. Hart

 /s/ Daniel L. Earley        Director of John Q. Hammons Hotels, Inc.
------------------------
Daniel L. Earley

 /s/ James F. Moore          Director of John Q. Hammons Hotels, Inc.
------------------------
James F. Moore

 /s/ John E. Lopez-Ona       Director of John Q. Hammons Hotels, Inc.
------------------------
John E. Lopez-Ona

 /s/ David C. Sullivan       Director of John Q. Hammons Hotels, Inc.
------------------------
David C. Sullivan

 /s/ Donald H. Dempsey       Director of John Q. Hammons Hotels, Inc.
------------------------
Donald H. Dempsey

                                  EXHIBIT INDEX

     NO. TITLE
     --- -----

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

 (a)10.3 Embassy Suites License Agreement

 (a)10.4 Form of Option Purchase Agreement

 (a)10.5 Collective Bargaining Agreement between East Bay Hospitality Industry Association, Inc. and Service Employee's International Union

    10.6 Collective Bargaining Agreement between Hotel Employee and Restaurant Employee Union Local 49 and Holiday Inn Sacramento Capitol Plaza, for 06/01/01 to 5/31/06 (Incorporated by reference to Exhibit 10.6a from the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

    10.7 Employment Agreement between John Q. Hammons Hotels, Inc. and Debra M. Shantz dated as of May 1, 1995, as amended on October 31, 1997 and November 1, 2001 (Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 29, 2000)

   10.7a Employment Agreement between John Q. Hammons Hotels, Inc. and Lou
         Weckstein dated as of September 17, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter Ended September 28, 2001)

   10.7b Employment Agreement between John Q. Hammons Hotels, Inc. and William
         A. Mead dated as of January 25, 2000 (Incorporated by reference to Exhibit 10.7b from the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

   10.7c Letter Agreement between John Q. Hammons and William A. Mead dated as of January 27, 2000 (Incorporated by reference to Exhibit 10.7c from the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 28, 2001)

   10.7d Employment Agreement between John Q. Hammons Hotels, Inc. and Paul E.
         Muellner dated as of December 1, 2003

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

(a)10.10 Triple Net Lease

(a)10.11 Lease Agreement between John Q. Hammons and John Q. Hammons Hotels,
         L.P.

   10.12 Ground lease between John Q. Hammons and John Q. Hammons-Branson, L.P.
         - (Chateau on the Lake, Branson, Missouri) (Incorporated by reference to Exhibit 10.10 of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

   10.13 1994 Stock Option Plan (Incorporated by reference to Exhibit 10.12 of the Limited Partnership's Registration Statement on Form S-4, Registration Number 333-89856-01)

   10.14 1999 Non-Employee Director Stock and Stock Option Plan (Incorporated by reference to the Exhibit 10.19 in the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 1, 1999)

   12.1 Computation of Historical Ratio of Earnings to Fixed Charges of the Company

   13.1  2003 Annual Report to Shareholders

   21.1  Subsidiaries of the Company

   23.1  Consent of Deloitte & Touche LLP

   31.1 Certification Statement of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended

   31.2 Certification Statement of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act, as amended

   32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002, as amended

------------------------
(a) INCORPORATED BY REFERENCE TO THE SAME NUMBERED EXHIBIT IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, NO. 33-84570.