Form 10-Q
period 2004-04-02
HAMMONS JOHN Q HOTELS INC
filed 2004-05-14
CIK 930796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

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

Yes [ ]          No [X]

Number of shares of Registrant's Class A Common Stock outstanding as of May 12, 2004: 4,840,379

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS

                                                                                APRIL 2, 2004      JANUARY 2, 2004
                                                                                -------------      ---------------
                                                                                 (unaudited)
CURRENT ASSETS:

    Cash and equivalents                                                        $      42,947      $        23,790

    Restricted cash                                                                     1,722                1,268

    Marketable securities                                                              15,581               15,711

    Receivables:
      Trade, less allowance for doubtful accounts of $231                              11,463                7,214
      Other                                                                               221                  251
      Management fees - related party                                                     330                  223

    Inventories                                                                         1,149                1,067

    Prepaid expenses and other                                                          2,282                4,498
                                                                                -------------      ---------------

      Total current assets                                                             75,695               54,022
                                                                                -------------      ---------------

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                              62,783               62,779
    Buildings and improvements                                                        742,807              742,807
    Furniture, fixture and equipment                                                  339,289              338,833
    Construction in progress                                                            2,408                   75
                                                                                -------------      ---------------

                                                                                    1,147,287            1,144,494

    Less-accumulated depreciation and amortization                                   (430,453)            (418,509)
                                                                                -------------      ---------------

                                                                                      716,834              725,985

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net,
    including $21,816 and $20,453 of restricted cash as of April 2, 2004 and
    January 2, 2004, respectively                                                      42,930               42,176
                                                                                -------------      ---------------

TOTAL ASSETS                                                                    $     835,459      $       822,183
                                                                                =============      ===============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)

                        LIABILITIES AND EQUITY (DEFICIT)

                                                                                   APRIL 2, 2004       JANUARY 2, 2004
                                                                                   -------------       ---------------
                                                                                    (unaudited)
LIABILITIES:

    Current portion of long-term debt                                              $       7,338       $         7,423

    Accounts payable                                                                       3,325                 5,028

    Accrued expenses:
      Payroll and related benefits                                                         7,144                 7,776
      Sales and property taxes                                                            12,357                12,077
      Insurance                                                                            2,028                 2,646
      Interest                                                                            17,233                 6,218
      Utilities, franchise fees and other                                                  9,721                 7,298
                                                                                   -------------       ---------------
         Total current liabilities                                                        59,146                48,466

    Long-term debt                                                                       771,602               773,649
    Other obligations                                                                      2,652                 2,530
                                                                                   -------------       ---------------
         Total liabilities                                                               833,400               824,645
                                                                                   -------------       ---------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED
    PARTNER UNITS                                                                              -                     -
                                                                                   -------------       ---------------

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock, $.01 par value, 2,000,000 shares
      authorized, none outstanding                                                             -                     -
    Class A Common Stock, $.01 par value, 40,000,000 shares authorized at April
      2, 2004, and January 2, 2004, 6,042,000 shares issued at April 2, 2004, and January 2, 2004, and 4,837,879 and 4,808,879 shares outstanding at
      April 2, 2004, and January 2, 2004, respectively                                        60                    60
    Class B Common Stock, $.01 par value, 1,000,000 shares authorized, 294,100
      shares issued and outstanding                                                            3                     3
    Paid-in capital                                                                       96,433                96,395
    Accumulated deficit, net                                                             (89,012)              (93,361)
    Less: Treasury Stock, at cost; 1,204,121 and 1,233,121 shares at
      April 2, 2004, and January 2, 2004, respectively                                    (5,451)               (5,582)
    Accumulated other comprehensive income                                                    26                    23
                                                                                   -------------       ---------------

         Total stockholders' equity (deficit)                                              2,059                (2,462)
                                                                                   -------------       ---------------

TOTAL LIABILITIES AND EQUITY (DEFICIT)                                             $     835,459       $       822,183
                                                                                   =============       ===============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                       (000'S omitted, except share data)

                                                                                           THREE MONTHS ENDED
                                                                                   APRIL 2, 2004       APRIL 4, 2003
                                                                                   -------------       -------------
REVENUES:
    Rooms                                                                          $      70,188       $      67,403
    Food and beverage                                                                     30,074              29,139
    Meeting room rental, related party management fee and other                           14,114              13,588
                                                                                   -------------       -------------
      Total revenues                                                                     114,376             110,130

OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                                                               17,284              16,280
      Food and beverage                                                                   22,136              21,906
      Other                                                                                  616                 692

    General, administrative, sales and management service expenses                        36,357              36,075

    Repairs and maintenance                                                                4,706               4,453

    Depreciation and amortization                                                         11,931              12,481
                                                                                   -------------       -------------

      Total operating expenses                                                            93,030              91,887
                                                                                   -------------       -------------

INCOME FROM OPERATIONS                                                                    21,346              18,243

OTHER INCOME (EXPENSE):
    Other income                                                                               -                 175
    Interest expense and amortization of deferred financing fees, net of $118 and $178 of interest income in April 2, 2004 and April 4, 2003,
      respectively                                                                       (16,967)            (17,433)
                                                                                   -------------       -------------
INCOME BEFORE MINORITY INTEREST AND PROVISION FOR
    INCOME TAXES                                                                           4,379                 985
    Minority interest in income of partnership                                                 -                (748)
                                                                                   -------------       -------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                   4,379                 237
    Provision for income taxes                                                               (30)                (30)
                                                                                   -------------       -------------

NET INCOME ALLOCABLE TO THE COMPANY                                                $       4,349       $         207
                                                                                   =============       =============
BASIC EARNINGS PER SHARE:
    Net earnings allocable to Company                                              $        0.85       $        0.04
                                                                                   =============       =============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                              5,111,270           5,083,829
                                                                                   =============       =============
DILUTED EARNINGS PER SHARE:
    Net earnings allocable to Company                                              $        0.74       $        0.04
                                                                                   =============       =============

DILUTED  WEIGHTED AVERAGE SHARES OUTSTANDING                                           5,856,746           5,151,081
                                                                                   =============       =============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (000's omitted)

                                                                           STOCKHOLDERS' EQUITY (DEFICIT)
                                                      ---------------------------------------------------------------------------
                                                                                                           Accumulated
                                                      Class A  Class B             Company                    Other
                             Comprehensive  Minority  Common    Common  Paid in  Accumulated   Treasury   Comprehensive
                                Income      Interest   Stock    Stock   Capital    Deficit       Stock        Income      Total
                             -------------  --------  -------  -------  -------  -----------   --------   -------------  --------
BALANCE, January 2, 2004                    $      -  $    60  $     3  $96,395  $   (93,361)  $ (5,582)  $          23   (2,462)
Net income allocable to the
  Company                    $       4,349         -        -        -        -        4,349          -               -    4,349
Issuance of Common Stock to
  employees                                        -        -        -       38            -        131               -      169
Unrealized appreciation on
  marketable securities                  3         -        -        -        -            -          -               3        3
                             -------------  --------  -------  -------  -------  -----------   --------   -------------  -------
                             $       4,352
                             =============
BALANCE, April 2, 2004                      $      -  $    60  $     3  $96,433  $   (89,012)  $ (5,451)  $          26  $ 2,059
    (unaudited)                             ========  =======  =======  =======  ===========   ========   =============  =======

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (000's omitted)

                                                                                        THREE MONTHS ENDED
                                                                                APRIL 2, 2004       APRIL 4, 2003
                                                                                -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income allocable to the Company                                             $       4,349       $         207

Adjustment to reconcile net income to cash provided by operating activities:
        Minority interest in earnings of partnership                                        -                 748
        Depreciation, amortization and loan cost amortization                          12,376              12,954

Changes in certain assets and liabilities
        Restricted cash                                                                  (454)               (567)
        Receivables                                                                    (4,326)             (1,419)
        Inventories                                                                       (82)                (14)
        Prepaid expenses and other                                                      2,216               2,018
        Accounts payable                                                               (1,703)             (2,310)
        Accrued expenses                                                               12,468              11,949
        Other obligations                                                                 122                  85
                                                                                -------------       -------------
              Net cash provided by operating activities                                24,966              23,651
                                                                                -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Additions to property and equipment                                            (2,618)             (3,056)
        Franchise fees, long-term restricted cash and other                            (1,361)             (1,529)
        Sale of marketable securities                                                     133               1,034
                                                                                -------------       -------------
              Net cash used in investing activities                                    (3,846)             (3,551)
                                                                                -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of Treasury Stock                                          169                   -
        Repayments of debt                                                             (2,132)             (1,920)
                                                                                -------------       -------------
              Net cash used in financing activities                                    (1,963)             (1,920)
                                                                                -------------       -------------
              Increase in cash and equivalents                                         19,157              18,180

CASH AND EQUIVALENTS, beginning of period                                              23,790              21,774
                                                                                -------------       -------------
CASH AND EQUIVALENTS, end of period                                             $      42,947       $      39,954
                                                                                =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                          $       5,648       $       6,073
                                                                                =============       =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
UNREALIZED APPRECIATION OF MARKETABLE SECURITIES                                $           3       $           4
                                                                                =============       =============

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

We were incorporated in September 1994 and had no operations or assets prior to our initial public offering of Class A Common Stock in November 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons contributed approximately $5 million in cash to us in exchange for 294,100 shares of Class B Common Stock (which represented approximately 72% of the voting control). We contributed the approximate $96 million of net proceeds from our Class A and Class B Common Stock offerings to John Q. Hammons Hotels, L.P., or the Partnership, in exchange for an approximately 28% general partnership interest. As of April 2, 2004, the Partnership had redeemed approximately 1.25 million Partnership units, net of shares issued. The number of net Partnership units redeemed is equivalent to the number of net shares we have redeemed, as required by the Partnership agreement. Accordingly, the allocation percentages were approximately 24% for us, and approximately 76% for the limited partners in 2004 and 2003.

All significant balances and transactions between the entities and properties have been eliminated.

2.    GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 2, 2004, which included financial statements for the fiscal years ended January 2, 2004, January 3, 2003 and December 28, 2001.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2004. These securities are valued at current market value. As of April 2, 2004, unrealized holding gains were approximately $26,000, all of which is allocable to us (with no allocation to the minority interest), and are included as a separate component of shareholders' equity until realized.

The provision for income taxes was determined using an effective income tax rate of approximately 5% to provide for estimated state, local and franchise taxes.

      3.    NET INCOME AND EARNINGS PER SHARE

Basic earnings per share for the three months ended April 2, 2004 were $0.85, compared to earnings per share of $0.04 for the three months ended April 4, 2003. Net income for the 2004 three months was $4.3 million, compared to net income of $0.2 million for the 2003 quarter. In the 2004 three months $3.3 million of the income represents the recapture of the limited partner's losses absorbed by the general partner in the fourth quarter of 2003. An additional $0.5 million must be recaptured before the limited partner can be allocated future earnings in minority interest.

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months ended April 2, 2004 and April 4, 2003:

                                                          Three Months Ended April 2, 2004
                                                          --------------------------------
                                                        (in thousands, except per share data)
                                                       Income           Shares         Per Share
                                                     (Numerator)    (Denominator)        Amount
                                                     -----------    ------------       ----------
Basic earnings per share                             $     4,349        5,111          $     0.85
                                                                                       ==========
Effect of dilutive securities:
     Options                                                   -          746

                                                     -----------        -----
Diluted earnings per share                           $     4,349        5,857          $     0.74
                                                     ===========        =====          ==========

                                                          Three Months Ended April 4, 2003
                                                          --------------------------------
                                                        (in thousands, except per share data)
                                                       Income           Shares         Per Share
                                                     (Numerator)    (Denominator)        Amount
                                                     -----------    ------------       ----------
Basic earnings per share                             $       207        5,084          $     0.04
                                                                                       ==========

Effect of dilutive securities:
     Options                                                   -           67
                                                     -----------        -----

Diluted earnings per share                           $       207        5,151          $     0.04
                                                     ===========        =====          ==========

As of April 2, 2004 we had no antidilutive options. As of April 4, 2003, options for 813,700 shares were not included in the computation of diluted earnings per share since the options would be antidilutive.

4.    STOCK OPTIONS

We account for our stock-based compensation plans according to the intrinsic method under APB Opinion No. 25. In accordance with Statement of Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," we are required, at a minimum, to report pro forma disclosures of expense for stock-based awards based on their fair values. Had compensation cost been determined consistent with SFAS No. 123, our net income and basic and diluted earnings per share for the three months ended April 2, 2004, and April 4, 2003, would have been as follows:

                                                                       APRIL 2,      APRIL 4,
                                                                         2004          2003
                                                                       -----------   --------
                                                                           (IN THOUSANDS,
                                                                       EXCEPT PER SHARE DATA)
Net Income
     As reported                                                       $  4,349      $    207
     Deduct - total stock-based employee compensation expense
        determined under the fair value based method for all awards,
        net of related tax effects                                           52            43
                                                                       --------      --------
     Pro forma                                                         $  4,297      $    164
                                                                       ========      ========

Basic and Diluted Income Per Share
     As reported - Basic                                               $   0.85      $   0.04
     Pro forma - Basic                                                 $   0.84      $   0.03

     As reported  - Diluted                                            $   0.74      $   0.04
     Pro forma - Diluted                                               $   0.73      $   0.03

The assumptions used to calculate the fair value of options granted are evaluated and revised, upon estimating the fair value of each new option grant, to reflect market conditions and experience.

5.    NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (as revised December 2003)." The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). We do not have any variable interest entities and therefore, FIN 46R did not impact our financial position, results of operations or cash flows.

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

We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services, to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development cost of any single hotel for the opportunity to manage the hotel upon opening and the right of first refusal to purchase the hotel in the event it is offered for sale. These costs are amortized over a five-year contract period, beginning upon the opening of the hotels.

Although we are not developing new hotels, Mr. Hammons has personally completed several projects, including new hotels in Tulsa and Oklahoma City, Oklahoma and Rogers and Hot Springs, Arkansas, all of which we currently manage under the management agreement described above. Mr. Hammons also has numerous other projects in various stages of development, which we intend to manage upon completion, including properties in St. Charles and Springfield, Missouri; Junction City, Kansas; Frisco, Texas; Albuquerque, New Mexico and North Charleston, South Carolina.

RESULTS OF OPERATIONS

The following discussion and analysis addresses results of operations for the three month periods ended April 2, 2004 (which we refer to as the 2004 Quarter) and April 4, 2003 (which we refer to as the 2003 Quarter). The results of operations for the 2004 Quarter are not indicative of the results to be expected for the full year.

Total revenues for the 2004 Quarter were $114.4 million, an increase of $4.3 million, or 3.9%, compared to the 2003 Quarter, as a result of increases in the association and corporate group market segments of our business.

Rooms revenues increased $2.8 million, or 4.2%, from the 2003 Quarter, and as a percentage of total revenues increased slightly to 61.4% from 61.2%. The increase was primarily due to the increase in association and corporate group market segments of our business noted above. Our average room rate decreased very slightly, to $101.29, a 0.1% decrease compared to the 2003 Quarter average room rate of $101.42, and our occupancy for the 2004 Quarter increased 2.7 percentage points to 65.5% from 62.8% in the 2003 Quarter. In comparison, the average room rate for the hotel industry, based on information from Smith Travel Research, was $86.89 in the 2004 Quarter, up 3.1% from the 2003 Quarter. Occupancy for the hotel industry was 56.8% in the 2004 Quarter, up 4.4% from the 2003 Quarter. Our Revenue Per Available Room, or RevPAR, was $66.33 in the 2004 Quarter, up 4.1% from $63.69 in the 2003 Quarter. RevPAR for the hotel industry in the 2004 Quarter was $49.37, up 7.7% from the 2003 Quarter.

Food and beverage revenues increased by $1.0 million, or 3.4%, compared to the 2003 Quarter, but decreased slightly as a percentage of total revenues to 26.3% from 26.4%. The dollar increase was due to increased banquet revenues related to increased association and corporate group market segments of our business discussed above.

Meeting room rental, related party management fee and other revenues increased $0.5 million, or 3.7%, from the 2003 Quarter but decreased slightly as a percentage of revenues to 12.3% from 12.4% in the 2003 Quarter. The dollar increase was primarily related to guest room internet revenues and related party management fees, partially offset by decreased telephone revenues.

Rooms operating expenses increased by $1.0 million, or 6.1%, compared to the 2003 Quarter, and increased as a percentage of rooms revenues to 24.6% from 24.2% in the 2003 Quarter. The increase was attributable to costs associated with the increased number of occupied rooms and unfavorable workers compensation loss experience compared to the 2003 Quarter.

Food and beverage operating expenses increased $0.2 million, or 0.9%, compared to the 2003 Quarter, but decreased as a percentage of food and beverage revenues to 73.4% from 75.3%. The dollar increase was attributable to higher food and beverage sales volumes, and the percentage decrease related to continued improved food purchasing programs.

Other operating expenses decreased slightly to $0.6 million, compared to the 2003 Quarter, and decreased as a percentage of meeting room rental, related party management fee and other revenues, to 4.3% from 5.1%.

General, administrative, sales and management service expenses increased $0.3 million, or 0.8%, over the 2003 Quarter, but decreased as a percentage of total revenues to 31.8% from 32.8%. The dollar increase was primarily attributable to increases in costs associated with utilities, franchise-sponsored sales and reservations offices, franchise fees and franchise frequent traveler programs, partially offset by decreases in management and sales and marketing compensation costs from the 2003 Quarter.

Repairs and maintenance expenses increased slightly by $0.2 million, but remained stable as a percentage of revenues, at 4.1%.

Depreciation and amortization expenses decreased $0.6 million, or 4.8%, compared to the 2003 Quarter, and decreased as a percentage of revenues to 10.4% from 11.4%. The decrease is primarily attributable to our cessation of new development in 2000.

Income from operations increased by $3.1 million, or 17.0%, and increased as a percentage of revenues to 18.6% from 16.5% in the 2003 Quarter, primarily as the result of increased rooms revenues from higher occupancy and improved cost controls discussed above.

Interest expense and amortization of deferred financing fees, net of interest income decreased by $0.4 million, or 2.3%, and decreased as a percentage of total revenues to 14.9% from 15.8% in the 2003 Quarter. The decrease was primarily attributable to the reduction in long-term debt compared to the 2003 Quarter.

Income before minority interest and provision for income taxes was $4.4 million in the 2004 Quarter and $1.0 million in the 2003 Quarter.

Net income allocable to the company was $4.3 million in the 2004 Quarter, compared to $0.2 million for the 2003 Quarter. In the 2004 Quarter, $3.3 million of the income represents the recapture of the limited partner's losses we absorbed in the fourth quarter of 2003. An additional $0.5 million must be recaptured before the limited partner can be allocated future earnings in minority interest.

The following represents a reconciliation of the net income, as reported, to the net income, as adjusted (in thousands):

                                                                 THREE MONTHS ENDED
                                                            ----------------------------
                                                            Apr. 2, 2004    Apr. 4, 2003
                                                            ------------    ------------
Net income, as reported                                     $      4,349    $        207
Deductions:

   Reallocation of minority interest earnings                     (3,322)              -
                                                            ------------    ------------
Net income, as adjusted                                     $      1,027    $        207
                                                            ============    ============

Basic and diluted earnings per share were $0.85 and $0.74, respectively in the 2004 Quarter, compared to $0.04 in the 2003 Quarter. The earnings per share for the 2004 Quarter reflect the recapture of the limited partner's losses described above.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

At April 2, 2004, we had $42.9 million of cash and equivalents and $15.6 million of marketable securities, compared to $23.8 million and $15.7 million, respectively, at the end of fiscal 2003. Such amounts are available for our working capital requirements, capital expenditures and debt service. At April 2, 2004, and January 2, 2004, we had restricted cash reserves of $23.5 million and $21.7 million, respectively. This restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements.

Cash from operating activities increased to $25.0 million for the 2004 Quarter, from $23.7 million for the 2003 Quarter, an increase of $1.3 million, or 5.5%, primarily attributable to the increase in net income, partially offset by changes in certain assets and liabilities.

We incurred capital expenditures of $2.6 million in the 2004 Quarter, compared to $3.1 million in 2003 Quarter. Capital expenditures typically include capital improvements on existing hotel properties.

During fiscal 2000, we initiated claims against certain of our construction service providers, as well as our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of April 2, 2004, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem. During the third quarter of 2003, summary judgment was granted to our insurance carrier in one action, which is currently on appeal. Summary judgment was also granted to one of our window manufacturers and we are in the process of appealing that decision. We plan to continue to vigorously pursue collection of these costs, although there can be no assurance that we will be successful. Our total cumulative depreciation charge through April 2, 2004, was $7.6 million, which we recorded in fiscal year 2001 to reserve the net historical costs of the hotel property assets refurnished absent any recoveries. To the extent we realize recoveries, we will record them as a component of other income.

At April 2, 2004, our total debt was $778.9 million compared with $781.1 million at the end of fiscal 2003. The decrease of $2.2 million is primarily attributable to scheduled principal payments on long term debt. The current portion of long-term debt was $7.3 million at the end of the 2004 Quarter compared with $7.4 million at the end of 2003.

We estimate 2004 capital requirements to be $30.8 million (including approximately $5.7 million related to planned hotel franchise conversions of some of our properties), and to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2004 capital requirements for normal recurring capital improvement projects.

OTHER MATTERS

From time to time, our Chairman, CEO and principal owner, Mr. John Q. Hammons, may examine various alternatives with respect to some or all of his holdings in the Company and the Partnership. These often times may be from inquiries unsolicited by Mr Hammons, but they also may be solicited directly by him or by persons engaged by him for these purposes. Our board of directors is not involved in these discussions. If Mr. Hammons seeks to pursue a particular transaction that would affect the Company, our board of directors will evaluate the opportunity based upon what it believes to be in the best interests of all holders of its common stock.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (as revised December 2003)." The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). We do not have any variable interest entities and therefore, FIN 46R did not impact our financial position, results of operation or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to bad debts, investments, valuation of long-lived assets, tax valuation allowance, self-insurance reserves, contingencies and litigation. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Actual results could differ from our estimates and assumptions.

Trade receivables are reflected net of an estimated allowance for doubtful accounts. This estimate is based primarily on historical experience and assumptions with respect to future payment trends.

Property and equipment are stated at cost less accumulated depreciation. We periodically review the carrying value of property and equipment and other long-lived assets for indications that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the assets with the expected future undiscounted cash flows. If the respective carrying values exceed the expected future undiscounted cash flows, the impairment is measured using fair value measures to the extent available or discounted cash flows.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "forecast," "intend," "may," "will," and similar words. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others:

      - General economic conditions, including the duration and severity of the current economic slowdown and the pace at which the lodging industry adjusts to the continuing war on terrorism;

      -     The impact of any serious communicable diseases on travel;

      -     Competition;

      -     Changes in operating costs, particularly energy and labor costs;

      -     Unexpected events, such as the September 11, 2001 terrorist attack;

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

These risks are uncertainties and, along with the risk factors discussed in our Annual Report on Form 10-K, should be considered in evaluating any forward looking statements contained in this Form 10-Q. We undertake no obligation to update or review publicly any forwarding-looking statement, whether as a result of new information, future events or otherwise, other than as required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable-rate debt obligations as of April 2, 2004:

                             EXPECTED MATURITY DATE
                                  (in millions)

                                                                                                                       Fair
                                                                                                                       Value
                                       2004(d)      2005       2006       2007       2008     There-After  Total        (e)
Long-Term Debt(a)

$510 Million 1st Mortgage Notes        $     -      $  -       $  -       $  -       $  -        $499      $ 499       $ 556
   Average interest rate(b)                8.9%      8.9%       8.9%       8.9%       8.9%        8.9%       8.9%
Other fixed-rate debt obligations      $     6      $  7       $ 28       $ 42       $ 52        $109      $ 244       $ 244
   Average interest rate(b)                8.3%      8.3%       7.8%       8.4%       8.4%        8.9%       8.6%
Other variable-rate debt obligations   $     1      $  1       $ 10       $  1       $ 23        $  -      $  36       $  36
   Average interest rate(c)                4.6%      4.6%       4.6%       4.6%       4.6%          -%       4.6%

(a)   Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of April 2, 2004, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The 2004 balances include actual and projected principal repayments and weighted average interest rates.

(e) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $510 million First Mortgage Notes. The fair value of the First Mortgage Notes is estimated by obtaining quotes from brokers. A one percentage point change in the par or the then-current premium or discount quote received for the $510 million First Mortgage Notes would have an effect of approximately $5 million. A one percentage point change in the 8-7/8% rate used to calculate the fair value of other fixed rate debt would change its estimated fair value by approximately $12 million.

ITEM 4. CONTROLS AND PROCEDURES.

      Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934) as of April 2, 2004. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

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

      Not Applicable

ITEM 3. Defaults Upon Senior Securities

      Not Applicable

ITEM 4. Submission of Matters to a Vote of Securities Holders

      Not Applicable

ITEM 5. Other Information

      On May 11, 2004, our board of directors adopted a charter for the Nominating and Corporate Governance Committee. The charter, which is posted on our website at www.jqhhotels.com/committeecharters provides that the nominating committee will consider director candidates recommended by any shareholder, director or employee, if the written recommendation is received by the committee at least 120 days before the date of the proxy statement for the prior year's annual meeting of stockholders.

      This procedure for suggesting candidates to the Committee is separate from a stockholder's right to directly nominate a candidate, as described in our proxy statement and Bylaws, although the date for providing information will in many cases be the same.

      The charter also provides that the Committee shall use the same process and standards to review and evaluate all potential director nominees, regardless of the source of the recommendation for the candidate.

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      See Exhibit Index.

      (b)   Reports on Form 8-K

      Report on Form 8-K filed February 18, 2004, to furnish press release with 2003 year end financial results.

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

                                      JOHN Q. HAMMONS HOTELS, INC.

                                      By: /s/ John Q. Hammons
                                          --------------------------------------
                                          John Q. Hammons
                                          Chairman, Founder, and Chief Executive
                                          Officer

                                      By: /s/ Paul E. Muellner
                                          --------------------------------------
                                          Paul E. Muellner
                                          Chief Financial Officer

Dated: May 14, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.                             TITLE
31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32             Section 1350 Certification of Chief Executive Officer and Chief
               Financial Officer