Form 10-Q
period 2004-07-02
HAMMONS JOHN Q HOTELS INC
filed 2004-08-13
CIK 930796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

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

Number of shares of Registrant's Class A Common Stock outstanding as of August 10, 2004: 4,886,175

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS


                                                                                 JULY 2, 2004   JANUARY 2, 2004
                                                                                 ------------   ---------------
CURRENT ASSETS:                                                                   (UNAUDITED)
    Cash and equivalents                                                         $    42,954      $    23,790

    Restricted cash                                                                    1,125            1,268

    Marketable securities                                                             14,989           15,711

    Receivables:
      Trade, less allowance for doubtful accounts of $231                              9,744            7,214
      Other                                                                              187              251
      Management fees - related party                                                    347              223

    Inventories                                                                        1,116            1,067

    Prepaid expenses and other                                                         2,143            4,498
                                                                                 -----------      -----------

      Total current assets                                                            72,605           54,022
                                                                                 -----------      -----------

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                             62,852           62,779
    Buildings and improvements                                                       738,376          742,807
    Furniture, fixture and equipment                                                 337,333          338,833
    Construction in progress                                                           4,659               75
                                                                                 -----------      -----------
                                                                                   1,143,220        1,144,494

    Less-accumulated depreciation and amortization                                  (437,282)        (418,509)
                                                                                 -----------      -----------

                                                                                     705,938          725,985

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net, including $22,738 and
    $20,453 of restricted cash as of July 2, 2004 and January 2, 2004,
    respectively                                                                      43,137           42,176
                                                                                 -----------      -----------
TOTAL ASSETS                                                                     $   821,680      $   822,183
                                                                                 ===========      ===========

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)

                        LIABILITIES AND EQUITY (DEFICIT)


                                                                                  JULY 2, 2004    JANUARY 2, 2004
                                                                                  ------------    ---------------
LIABILITIES:                                                                      (UNAUDITED)
    Current portion of long-term debt                                              $   7,492        $   7,423

    Accounts payable                                                                   3,229            5,028

    Accrued expenses:
      Payroll and related benefits                                                     7,243            7,776
      Sales and property taxes                                                        14,250           12,077
      Insurance                                                                        2,960            2,646
      Interest                                                                         6,117            6,218
      Utilities, franchise fees and other                                              8,190            7,298
                                                                                   ---------        ---------
         Total current liabilities                                                    49,481           48,466

    Long-term debt                                                                   769,614          773,649
    Other obligations                                                                  2,961            2,530
                                                                                   ---------        ---------
         Total liabilities                                                           822,056          824,645
                                                                                   ---------        ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED
    PARTNER UNITS                                                                         --               --
                                                                                   ---------        ---------

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock, $.01 par value, 2,000,000 shares
      authorized, none outstanding                                                        --               --
    Class A Common Stock, $.01 par value, 40,000,000 shares authorized at July
      2, 2004, and January 2, 2004, 6,042,000 shares issued at July 2, 2004, and
      January 2, 2004, and 4,874,575 and 4,808,879 shares outstanding at July 2,
      2004, and January 2, 2004, respectively                                             60               60
    Class B Common Stock, $.01 par value, 1,000,000 shares authorized, 294,100
      shares issued and outstanding                                                        3                3
    Paid-in capital                                                                   96,471           96,395
    Accumulated deficit, net                                                         (91,634)         (93,361)
    Less: Treasury Stock, at cost; 1,167,425 and 1,233,121 shares at
      July 2, 2004, and January 2, 2004, respectively                                 (5,284)          (5,582)

    Accumulated other comprehensive income                                                 8               23
                                                                                   ---------        ---------

         Total stockholders' equity (deficit)                                           (376)          (2,462)
                                                                                   ---------        ---------

TOTAL LIABILITIES AND EQUITY (DEFICIT)                                             $ 821,680        $ 822,183
                                                                                   =========        =========


            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                       (000's omitted, except share data)


                                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           ---------------------------   ---------------------------
                                                                           JULY 2, 2004   JULY 4, 2003   JULY 2, 2004   JULY 4, 2003
                                                                           ------------   ------------   ------------   ------------
REVENUES:
    Rooms                                                                  $    72,157    $    68,959    $   142,345    $   136,362
    Food and beverage                                                           29,528         27,390         59,602         56,529
    Meeting room rental, related party management fee and other                 13,465         12,315         27,579         25,903
                                                                           -----------    -----------    -----------    -----------
      Total revenues                                                           115,150        108,664        229,526        218,794

OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                                                     17,673         17,046         34,957         33,326
      Food and beverage                                                         23,134         21,982         45,270         43,888
      Other                                                                        578            701          1,194          1,393

    General, administrative, sales and management service expenses              37,749         33,747         74,106         69,822

    Repairs and maintenance                                                      4,968          4,585          9,674          9,038

    Asset impairment                                                             4,619             --          4,619             --

    Depreciation and amortization                                               12,079         12,586         24,010         25,067
                                                                           -----------    -----------    -----------    -----------

      Total operating expenses                                                 100,800         90,647        193,830        182,534
                                                                           -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                                                          14,350         18,017         35,696         36,260

OTHER INCOME (EXPENSE):
    Other income                                                                    --             --             --            175
    Interest income                                                                159            156            277            335
    Interest expense and amortization of deferred financing fees               (17,050)       (17,595)       (34,135)       (35,207)
                                                                           -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
    PROVISION FOR INCOME TAXES                                                  (2,541)           578          1,838          1,563
    Minority interest in earnings of partnership                                    --           (439)            --         (1,187)
                                                                           -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                 (2,541)           139          1,838            376
    Provision for income taxes                                                     (81)           (60)          (111)           (90)
                                                                           -----------    -----------    -----------    -----------

NET INCOME (LOSS) ALLOCABLE TO THE COMPANY                                 $    (2,622)   $        79    $     1,727    $       286
                                                                           ===========    ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) allocable to Company                               $     (0.51)   $      0.02    $      0.34    $      0.06
                                                                           ===========    ===========    ===========    ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                    5,143,119      5,089,728      5,127,195      5,086,778
                                                                           ===========    ===========    ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) allocable to Company                               $     (0.51)   $      0.01    $      0.29    $      0.05
                                                                           ===========    ===========    ===========    ===========

DILUTED  WEIGHTED AVERAGE SHARES OUTSTANDING                                 5,143,119      5,372,627      5,902,355      5,369,677
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

                                                                             STOCKHOLDERS' EQUITY (DEFICIT)
                                                         ---------------------------------------------------------------------------
                                                                                                               Accumulated
                                Comprehensive            Class A  Class B              Company                   Other
                                   Income      Minority  Common    Common   Paid in  Accumulated   Treasury   Comprehensive
                                   (Loss)      Interest   Stock    Stock    Capital    Deficit      Stock     Income (Loss)   Total
                                -------------  --------  -------  -------   -------  -----------   --------   -------------  -------
BALANCE, January 2, 2004                       $    -    $  60     $   3    $96,395  $(93,361)    $ (5,582)    $      23     (2,462)
Net income allocable to
    the Company                  $    1,727         -        -         -          -     1,727            -             -      1,727
Issuance of Common Stock
    to employees and directors                      -        -         -         76         -          298             -        374
Unrealized depreciation on
    marketable securities               (15)        -        -         -          -         -            -           (15)       (15)
                                 ----------    ------    -----     -----   --------  --------     --------     ---------    -------
                                 $    1,712
                                 ==========
BALANCE, July 2, 2004                          $    -    $  60     $   3   $ 96,471  $(91,634)    $ (5,284)    $       8    $  (376)
    (unaudited)                                ======    =====     =====   ========  ========     ========     =========    =======


            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000's omitted)

                                                                                          SIX MONTHS ENDED
                                                                                   -------------------------------
                                                                                   JULY 2, 2004       JULY 4, 2003
                                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income allocable to the Company                                                 $  1,727            $    286

Adjustment to reconcile net income to cash provided by operating activities:
        Minority interest in earnings of partnership                                       -               1,187
        Depreciation, amortization and loan cost amortization                         24,893              25,998
        Asset impairment                                                               4,619                   -
        Non-cash director compensation                                                    50                  50

Changes in certain assets and liabilities
        Restricted cash                                                                  143              (1,399)
        Receivables                                                                   (2,590)              1,506
        Inventories                                                                      (49)                  4
        Prepaid expenses and other                                                     2,355               3,221
        Accounts payable                                                              (1,799)             (2,032)
        Accrued expenses                                                               2,745               1,871
        Other obligations                                                                431                 224
                                                                                    --------            --------
              Net cash provided by operating activities                               32,525              30,916
                                                                                    --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Additions to property and equipment                                           (8,229)             (6,146)
        Franchise fees, long-term restricted cash and other                           (2,197)             (2,844)
        Sale of marketable securities                                                    707                 322
                                                                                    --------            --------
              Net cash used in investing activities                                   (9,719)             (8,668)
                                                                                    --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of Treasury Stock                                         324                   -
        Repayments of debt                                                            (3,966)            (10,137)
                                                                                    --------            --------
              Net cash used in financing activities                                   (3,642)            (10,137)
                                                                                    --------            --------
              Increase in cash and equivalents                                        19,164              12,111

CASH AND EQUIVALENTS, beginning of period                                             23,790              21,774
                                                                                    --------            --------
CASH AND EQUIVALENTS, end of period                                                 $ 42,954            $ 33,885
                                                                                    ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                              $ 33,395            $ 34,403
                                                                                    =======             ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
UNREALIZED APPRECIATION (DEPRECIATION) OF MARKETABLE SECURITIES                     $    (15)           $     12
                                                                                    =======             ========


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

We were incorporated in September 1994 and had no operations or assets prior to our initial public offering of Class A Common Stock in November 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons contributed approximately $5 million in cash to us in exchange for 294,100 shares of Class B Common Stock (which represented approximately 72% of the voting control). We contributed the approximate $96 million of net proceeds from our Class A and Class B Common Stock offerings to John Q. Hammons Hotels, L.P., or the Partnership, in exchange for an approximately 28% general partnership interest. As of July 2, 2004, the Partnership had redeemed approximately 1.25 million Partnership units, net of shares issued. The number of net Partnership units redeemed is equivalent to the number of net shares we have redeemed, as required by the Partnership agreement. Accordingly, the allocation percentages were approximately 24% for us, and approximately 76% for the limited partners in 2004 and 2003.

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

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2004. These securities are valued at current market value. As of July 2, 2004, unrealized holding gains were approximately $8,000, all of which is allocable to us (with no allocation to the minority interest), and are included as a separate component of shareholders' equity (deficit) until realized.

The provision for income taxes was determined using an effective income tax rate of approximately 5% to provide for estimated state, local and franchise taxes.

3. NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

Basic and diluted loss per share for the three months ended July 2, 2004, was $0.51, compared to basic and diluted earnings per share of $0.02 and $0.01, respectively, for the three months ended July 4, 2003. Basic and diluted earnings per share were $0.34 and $0.29, respectively for the six months ended July 2, 2004, and $0.06 and $0.05, respectively, for the six months ended July 4, 2003. The weighted average diluted common shares outstanding for the three months ended July 2, 2004 exclude approximately 2.2 million options, since such options would have been anti-dilutive.

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the six months ended July 2, 2004 and July 4, 2003 and the three months ended July 4, 2003:

                                        Six Months Ended July 2, 2004              Six Months Ended July 4, 2003
                                  -----------------------------------------   -----------------------------------------
                                    (in thousands, except per share data)      (in thousands, except per share data)
                                    Income          Shares        Per Share      Income         Shares        Per Share
                                  (Numerator)   (Denominator)       Amount    (Numerator)   (Denominator)      Amount
                                  -----------   -------------     ---------   -----------   -------------     ---------
Basic earnings per share            $1,727          5,127         $   0.34      $  286          5,087         $   0.06
                                                                  ========                                    ========
Effect of dilutive securities:
     Options                                          775                                         283
                                                    -----                                       -----
Diluted earnings per share          $1,727          5,902         $   0.29      $  286          5,370         $   0.05
                                    ======          =====         ========      ======          =====         ========



                                                   Three Months Ended July 4, 2003
                                         --------------------------------------------------
                                                (in thousands, except per share data)
                                            Income             Shares             Per Share
                                         (Numerator)        (Denominator)           Amount
                                         -----------        -------------         ---------
Basic earnings per share                    $ 79                5,090              $ 0.02
                                                                                   ======
Effect of dilutive securities:
     Options                                                      283
                                                                -----
Diluted earnings per share                  $ 79                5,373              $ 0.01
                                            ====                =====              ======


4. STOCK OPTIONS

We account for our stock-based compensation plans according to the intrinsic method under APB Opinion No. 25. In accordance with Statement of Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," we are required, at a minimum, to report pro forma disclosures of expense for stock-based awards based on their fair values. Had compensation cost been determined consistent with SFAS No. 123, our net income (loss) and basic and diluted earnings (loss) per share for the three months and six months ended July 2, 2004, and July 4, 2003, would have been as follows:

                                                                           Three Months Ended
                                                                       ---------------------------
                                                                          July 2,         July 4,
                                                                           2004            2003
                                                                       ------------      ---------
                                                                               (In thousands,
                                                                           except per share data)
Net Income (Loss)
     As reported                                                       $    (2,622)      $      79
     Deduct - total stock-based employee compensation expense
        determined under the fair value based method for all awards,
        net of related tax effects                                             (51)            (48)
                                                                       -----------       ---------
     Pro forma                                                         $    (2,673)      $      31
                                                                       ===========       =========

Basic and Diluted Income (Loss) Per Share
     As reported - Basic                                               $     (0.51)      $    0.02
     Pro forma - Basic                                                 $     (0.52)      $    0.01

     As reported - Diluted                                             $     (0.51)      $    0.01
     Pro forma - Diluted                                               $     (0.52)      $    0.01

                                                                            Six Months Ended
                                                                       -------------------------
                                                                        July 2,            July 4,
                                                                          2004              2003
                                                                       ---------           -------
                                                                             (In thousands,
                                                                         except per share data)
Net Income
     As reported                                                         $1,727            $  286
     Deduct - total stock-based employee compensation expense
        determined under the fair value based method for all awards,
        net of related tax effects                                         (102)              (91)
                                                                         ------            ------
     Pro forma                                                           $1,625            $  195
                                                                         ======            ======

Basic and Diluted Income Per Share
     As reported - Basic                                                 $ 0.34            $ 0.06
     Pro forma - Basic                                                   $ 0.32            $ 0.04

     As reported - Diluted                                               $ 0.29            $ 0.05
     Pro forma - Diluted                                                 $ 0.28            $ 0.04


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

6.       ASSET CARRYING VALUE

We review the carrying value of our long-lived assets when events and circumstances occur which indicate that the carrying value of an asset may not be recoverable. In 2004, we completed a comprehensive review of our investment strategy and of our existing hotel portfolio to identify those properties which we believe either are non-core or no longer complement our business. As a result of our decision to undertake the sale of these non-strategic hotels, we recorded impairment charges of $4.6 million during the 2004 Quarter. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all. As we identify other non-strategic hotels in the future, we may recognize additional impairment charges.

7.       SUBSEQUENT EVENTS

On July 2, 2004, our board of directors approved Letters of Intent to enter into a contract for the sale of the Holiday Inn, Tucson, Arizona and the Holiday Inn Denver Northglenn, Northglenn, Colorado. The contracts for sale have not been executed nor have the buyers completed their due diligence.

On July 23, 2004, we executed a contract for the sale of the Holiday Inn Bay Bridge, Emeryville, California. The buyer is currently in process of completing due diligence.

We have entered into a contract to sell our Holiday Inn hotel property located in Bakersfield, California. As of July 22, 2004, the buyer's due diligence had been completed and we have received a substantial non-refundable deposit. We anticipate this sale to be completed prior to the end of August 2004.

We recorded an impairment charge during the 2004 Quarter to reflect the difference between the net book value, less selling costs, and the estimated selling price, for each of the Holiday Inn Denver Northglenn, Northglenn, Colorado and the Holiday Inn Bakersfield, California.

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

Although we are not developing new hotels, Mr. Hammons has personally completed several projects, including new hotels in Tulsa and Oklahoma City, Oklahoma and Rogers and Hot Springs, Arkansas, all of which we currently manage under the management agreement described above. Mr. Hammons also has numerous other projects in various stages of development, which we intend to manage upon completion, including properties in St. Charles and Springfield, Missouri; Junction City, Kansas; Frisco, Texas; Albuquerque, New Mexico; North Charleston, South Carolina; and Hampton, Virginia.

In 2004, we completed a comprehensive review of our investment strategy and of our existing hotel portfolio to identify those properties which we believe either are non-core or no longer complement our business. As a result of our decision to undertake the sale of these non-strategic hotels, we recorded impairment charges of $4.6 million during the 2004 Quarter. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all. As we identify other non-strategic hotels in the future, we may recognize additional impairment charges.

RESULTS OF OPERATIONS  - THREE-MONTH PERIOD

The following discussion and analysis addresses results of operations for the three-month period ended July 2, 2004 (which we refer to as the 2004 Quarter), and July 4, 2003 (which we refer to as the 2003 Quarter). The results of operations for the three-month and six-month periods ended July 2, 2004 are not indicative of the results to be expected for the full year.

Total revenues for the 2004 Quarter were $115.2 million, an increase of $6.5 million, or 6.0%, compared to the 2003 Quarter, reflecting an improving general economy. Specifically, we experienced increases in the association, corporate group and government market segments of our business and the related food and beverage and meeting room rental revenues generated by the increased business.

Rooms revenues increased $3.2 million, or 4.6%, from the 2003 Quarter, but decreased as a percentage of total revenues to 62.7% from 63.5%. The dollar increase was primarily due to the increase in association, corporate group and government market segments of our business noted above. Our average room rate increased to $101.35, a 2.1% increase compared to the 2003 Quarter average room rate of $99.21, and our occupancy for the 2004 Quarter increased 1.6 percentage points to 67.3% from 65.7% in the 2003 Quarter. In comparison, the average room rate for the hotel industry, based on information from Smith Travel Research, was $86.17 in the 2004 Quarter, up 4.3% from the 2003 Quarter. Occupancy for the hotel industry was 64.2% in the 2004 Quarter, up 4.2% from the 2003 Quarter. Our Revenue Per Available Room, or RevPAR, was $68.19 in the 2004 Quarter, up 4.7% from $65.16 in the 2003 Quarter. RevPAR for the hotel industry in the 2004 Quarter was $55.30, up 8.6% from the 2003 Quarter.

Food and beverage revenues increased by $2.1 million, or 7.7%, compared to the 2003 Quarter, and increased as a percentage of total revenues to 25.6% from 25.2%. The increase was due to increased revenues related to increased association, corporate group and government market segments of our business discussed above.

Meeting room rental, related party management fee and other revenues increased $1.2 million, or 9.8%, from the 2003 Quarter and increased as a percentage of revenues to 11.7% from 11.3% in the 2003 Quarter. The increase was primarily related to guest room internet revenues and related party management fees, partially offset by decreased telephone revenues.

Rooms operating expenses increased by $0.7 million, or 4.1%, compared to the 2003 Quarter, but decreased slightly as a percentage of rooms revenues to 24.5% from 24.6% in the 2003 Quarter. The dollar increase was attributable to costs associated with the increased number of occupied rooms, partially offset by favorable workers compensation loss experience for employees in this classification, compared to the 2003 Quarter.

Food and beverage operating expenses increased $1.1 million, or 5.0%, compared to the 2003 Quarter, but decreased as a percentage of food and beverage revenues to 78.3% from 80.3%. The dollar increase was attributable to higher food and beverage sales volumes, and the percentage decrease related to certain food and labor costs that do not vary as food and beverage sales volumes increase.

Other operating expenses decreased slightly to $0.6 million, compared to the 2003 Quarter, and decreased as a percentage of meeting room rental, related party management fee and other revenues, to 4.4% from 5.7%.

General, administrative, sales and management service expenses increased $4.0 million, or 11.9%, over the 2003 Quarter, and increased as a percentage of total revenues to 32.7% from 31.0%. The increase was primarily attributable to unfavorable workers compensation loss experience for employees in this classification and increases in costs associated with utilities, franchise-sponsored sales and reservations offices, franchise fees, franchise frequent traveler programs, and sales and marketing compensation costs compared to the 2003 Quarter.

Repairs and maintenance expenses increased to $5.0 million from $4.6 million, or 8.7%, and increased slightly as a percentage of revenues to 4.3% from 4.2%.

Asset impairment of $4.6 million in the 2004 Quarter is attributable to our decision to sell certain non-strategic hotels and reflects the difference between the net book value, less selling costs, and the current estimated fair market value of these hotels.

Depreciation and amortization expenses decreased $0.5 million, or 4.0%, compared to the 2003 Quarter, and decreased as a percentage of revenues to 10.5% from 11.6%. The decrease is primarily attributable to our cessation of new development in 2000.

Income from operations decreased by $3.6 million, or 20.0%, and decreased as a percentage of revenues to 12.5% from 16.6% in the 2003 Quarter, primarily as the result of the asset impairment charge, discussed above.

Interest expense and amortization of deferred financing fees, net of interest income decreased by $0.5 million, or 2.8%, and decreased as a percentage of total revenues to 14.7% from 16.0% in the 2003 Quarter. The decrease was primarily attributable to the reduction in long-term debt compared to the 2003 Quarter.

Income (loss) before minority interest and provision for income taxes was a loss of $2.5 million in the 2004 Quarter compared to income of $0.6 million in the 2003 Quarter.

Net income (loss) allocable to the company was a net loss of $2.6 million in the 2004 Quarter, compared to net income of $0.1 million for the 2003 Quarter. The 2004 Quarter results included two items, which, after giving effect to minority interest, had a negative impact of $3.0 million on our net loss. One of the items was the recognition of a $4.6 million asset impairment due to our decision to sell certain non-strategic hotels and reflects the difference between the net book value, less selling costs, and the current estimated fair market value of these hotels. The other item includes $1.9 million of the limited partners' losses we absorbed due to the inability of the limited partners' net contribution to fall below zero. A total of $2.4 million must be recaptured before the limited partners can be allocated future earnings in minority interest.

The following represents a reconciliation of the net income (loss), as reported, to the net income, as adjusted (in thousands):

                                                           THREE MONTHS ENDED
                                                         JULY 2,       JULY 4,
                                                           2004          2003
                                                           ----          ----
Net income (loss), as reported                           ($2,622)        $ 79

Additions:
   Asset impairment, net of expected minority interest     1,115           --
   Reallocation of minority interest losses                1,928           --
                                                         -------         ----
      Sub total                                            3,043           --
                                                         -------         ----
Net income, as adjusted                                  $   421         $ 79
                                                         =======         ====

Basic and diluted earnings (loss) per share was a loss of $0.51 in the 2004 Quarter, compared to earnings of $0.02 and $0.01, respectively, in the 2003 Quarter.

RESULTS OF OPERATIONS - SIX-MONTH PERIOD

The following discussion and analysis addresses results of operations for the six-month periods ended July 2, 2004 (which we refer to as the 2004 Six Months), and July 4, 2003 (which we refer to as the 2003 Six Months).

Total revenues increased to $229.5 million in the 2004 Six Months from $218.8 million in the 2003 Six Months, an increase of $10.7 million or 4.9%. The increase is attributable to improvement in the association, corporate group and government travel segments of our business, and related segments, primarily related to the overall improvement in the general economy, as noted above.

Rooms revenues increased to $142.3 million in the 2004 Six Months from $136.4 million in the 2003 Six Months, an increase of $5.9 million, or 4.3%, primarily in the association, corporate group and government travel segments of our business. Rooms revenues as a percentage of total revenues decreased slightly, to 62.0%, compared to 62.3% in the 2003 Six Months. Our average room rate increased to $101.32 in the 2004 Six Months from $100.29 in the 2003 Six Months, an increase of $1.03, or 1.0%. Occupancy increased to 66.4% in the 2004 Six Months from 64.2% in the 2003 Six Months, an increase of 2.2 percentage points. Our revenue per available room (RevPAR) was $67.26 in the 2004 Six Months, up 4.4% from the 2003 Six Months. RevPAR for the hotel industry was $52.35, up 8.2% from the 2003 Six Months.

Food and beverage revenues increased to $59.6 million in the 2004 Six Months from $56.5 million in the 2003 Six Months, an increase of $3.1 million, or 5.5%, and increased as a percentage of total revenues to 26.0% from 25.8% in the 2003 Six Months. The increase related to the increased association, corporate group and government travel discussed above.

Meeting room rental, related party management fee and other revenues increased to $27.6 million in the 2004 Six Months from $25.9 million in the 2003 Six Months, an increase of

$1.7 million, or 6.6%. Meeting room rental, related party management fee and other revenues also increased as a percentage of total revenues to 12.0% from 11.8%. The increase was primarily related to guest room internet revenue and related party management fees, partially offset by decreased telephone revenue.

Rooms operating expenses increased to $35.0 million in the 2004 Six Months from $33.3 million in the 2003 Six Months, an increase of $1.7 million, or 5.1%. This expense increased slightly as a percentage of rooms revenue, to 24.6% from 24.4% in the 2003 Six Months. The increase was attributable to increased labor and other costs directly related to the increase in occupied rooms in the 2004 Six Months.

Food and beverage operating expenses increased to $45.3 million in the 2004 Six Months from $43.9 million in the 2003 Six Months, an increase of $1.4 million, or 3.2%, as the result of increased food and beverage revenues. These expenses decreased as a percentage of food and beverages revenues in the 2004 Six Months to 76.0%, from 77.7% in the 2003 Six Months, as the result of fixed food and labor costs that do not increase as food and beverage sales increase.

Other operating expenses decreased to $1.2 million in the 2004 Six Months, from $1.4 million in the 2003 Six Months, and decreased as a percentage of meeting room rental, related party management fee and other income, to 4.3% in the 2004 Six Months from 5.4% in the 2003 Six Months.

General, administrative, sales and management service expenses increased $4.3 million, or 6.2%, and increased as a percentage of total revenues to 32.3% from 31.9% in the 2003 Six Months. The increase was primarily attributable to increased guest frequency programs, unfavorable workers compensation loss experience for employees in this classification, and the other factors described above for the 2004 Quarter.

Repairs and maintenance expenses increased $0.7 million, or 7.8%, compared to the 2003 Six Months, and increased slightly as a percentage of revenues to 4.2% from 4.1% in the 2003 Six Months.

Asset impairment of $4.6 million in the 2004 Six Months reflects the difference between the net book value, less selling costs, and the current estimated fair market value of hotels we intend to sell for strategic reasons, as described above.

Depreciation and amortization expenses decreased to $24.0 million in the 2004 Six Months from $25.1 million in the 2003 Six Months, a decrease of $1.1 million, or 4.4%, and decreased as a percentage of total revenues to 10.5% from 11.5% in the 2003 Six Months. The decrease was related to cessation of new hotel development in 2000.

Income from operations was $35.7 million in the 2004 Six Months compared to $36.3 million in the 2003 Six Months, a decrease of $0.6 million, or 1.7%, primarily as a result of the asset impairment discussed above. As a percentage of revenue, income from operations decreased to 15.6% in the 2004 Six Months from 16.6% in the 2003 Six Months.

Income before minority interest and provision for income taxes was $1.8 million in the 2004 Six Months, compared to a $1.6 million in the 2003 Six Months.

Net income allocable to the company was $1.7 million in the 2004 Six Months compared to $0.3 million in the 2003 Six Months. Results for the 2004 Six Months included two items, which, after giving effect to minority interest, had a favorable impact of $0.3 million on our net income. As mentioned above, one of the items was the recognition of a $4.6 million asset impairment, and the other item includes $1.4 million for the recapture of the limited partners' losses we absorbed in the 2003 and 2004 Quarter.

The following represents a reconciliation of the net income, as reported, to the net income, as adjusted (in thousands):

                                                           SIX MONTHS ENDED
                                                         ---------------------
                                                         JULY 2,       JULY 4,
                                                          2004          2003
                                                          ----          ----
Net income, as reported                                  $ 1,727       $ 286

Additions (subtractions):
   Asset impairment, net of expected minority interest     1,115          --
   Reallocation of minority interest gains                (1,394)         --
                                                         -------       -----
      Sub total                                             (279)         --
                                                         -------       -----
Net income, as adjusted                                  $ 1,448       $ 286
                                                         =======       =====

Basic and diluted earnings per share were $0.34 and $0.29, respectively, in the 2004 Six Months, compared to $0.06 and $0.05, respectively, in the 2003 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

At July 2, 2004, we had $43.0 million of cash and equivalents and $15.0 million of marketable securities, compared to $23.8 million and $15.7 million, respectively, at the end of fiscal 2003. Such amounts are available for our working capital requirements, capital expenditures and debt service. At July 2, 2004, and January 2, 2004, we had restricted cash reserves of $23.9 million and $21.7 million, respectively. This restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements.

Cash from operating activities increased to $32.5 million for the 2004 Six Months, from $30.9 million for the 2003 Six Months, an increase of $1.6 million, or 5.2%, primarily attributable to the increased net income and the non-cash charge for asset impairment, partially offset by changes in other assets and liabilities, including the recapture of the minority interest losses we absorbed, as discussed above.

We incurred capital expenditures of $8.2 million in the 2004 Six Months, compared to $6.1 million in 2003 Six Months. Capital expenditures typically include capital improvements on existing hotel properties.

During fiscal 2000, we initiated claims against certain of our construction service providers, as well as our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of July 2, 2004, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem. During the third quarter of 2003, summary judgment was granted to our insurance carrier in one action, which is currently on appeal. Summary judgment was also granted to one of our window manufacturers and we are in the process of appealing that decision. We plan to continue to vigorously pursue collection of these costs, although there can be no assurance that we will be successful. Our total cumulative depreciation charge through July 2, 2004, was $7.6 million, which we recorded in fiscal year 2001 to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent we realize recoveries, we will record them as a component of other income.

At July 2, 2004, our total debt was $777.1 million compared with $781.1 million at the end of fiscal 2003. The decrease of $4.0 million is primarily attributable to scheduled principal payments on long term debt. The current portion of long-term debt was $7.5 million at the end of the 2004 Six Months compared with $7.4 million at the end of 2003.

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

SUBSEQUENT EVENTS

On July 2, 2004, our board of directors approved Letters of Intent to enter into a contract for the sale of the Holiday Inn, Tucson, Arizona and the Holiday Inn Denver Northglenn, Northglenn, Colorado. The contracts for sale have not been executed nor have the buyers completed their due diligence.

On July 23, 2004, we executed a contract for the sale of the Holiday Inn Bay Bridge, Emeryville, California. The buyer is currently in process of completing due diligence.

We have entered into a contract to sell our Holiday Inn hotel property located in Bakersfield, California. As of July 22, 2004, the buyer's due diligence had been completed and we have received a substantial non-refundable deposit. We anticipate this sale to be completed prior to the end of August 2004.

We recorded an impairment charge during the 2004 Quarter to reflect the difference between the net book value, less selling costs, and the estimated selling price, of each of the Holiday Inn Denver Northglenn, Northglenn, Colorado and the Holiday Inn in Bakersfield, California.

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

We consider each individual hotel to be an identifiable component of our business. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we do not consider a hotel as "held for sale" until it is probable that the sale will be completed within one year. Once a hotel is "held for sale" the operations related to the hotel will be included in discontinued operations. We consider a hotel as "held for sale" once the potential transaction has been approved by our board of directors (i.e., Letter of Intent is approved), a contract for sale has been executed, the buyer has completed its due diligence review of the asset, and we have received a substantial non-refundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable.

We do not depreciate hotel assets while they are classified as "held for sale." Upon designation of a hotel as being "held for sale," and quarterly thereafter, we review the carrying value of the hotel and, as appropriate, adjust its carrying value to the lesser of depreciated cost or fair value less cost to sell, in accordance with SFAS 144. Any such adjustment in the carrying value of a hotel classified as "held for sale" will be reflected in discontinued operations. We will include in discontinued operations the operating results of hotels classified as "held for sale" or that have been sold.

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

      - General economic conditions, including the speed and strength of the economic recovery;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable-rate debt obligations as of July 2, 2004:

                             EXPECTED MATURITY DATE
                                  (in millions)

                                                                                                                    Fair
                                                                                                                    Value
                                          2004(d)      2005      2006      2007     2008   There-After    Total       (e)
Long-Term Debt(a)
$510 Million 1st Mortgage Notes            $ --       $ --      $  -      $ --     $ --       $499        $499      $ 547
   Average interest rate(b)                 8.9%       8.9%      8.9%      8.9%     8.9%       8.9%        8.9%
Other fixed-rate debt obligations          $  6       $  7      $ 28      $ 41     $ 52       $108        $242      $ 242
   Average interest rate(b)                 8.4%       8.4%      7.8%      8.4%     8.4%       9.1%        8.7%
Other variable-rate debt obligations       $  1       $  1      $ 10      $  1     $ 23       $ --        $ 36        $36
   Average interest rate(c)                 4.7%       4.7%      4.7%      4.7%     4.7%        --%        4.7%

(a)   Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of July 2, 2004, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The 2004 balances include actual and projected principal repayments and weighted average interest rates.

(e) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $510 million First Mortgage Notes. The fair value of the First Mortgage Notes is estimated by obtaining quotes from brokers. A one percentage point change in the par or the then-current premium or discount quote received for the $510 million First Mortgage Notes would have an effect of approximately $5 million. A one percentage point change in the 8-7/8% rate used to calculate the fair value of other fixed rate debt would change its estimated fair value by approximately $11 million.

ITEM 4. CONTROLS AND PROCEDURES.

      Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934) as of July 2, 2004. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

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

      Not Applicable

ITEM 3. Defaults Upon Senior Securities

      Not Applicable

ITEM 4. Submission of Matters to a Vote of Securities Holders

      We held the annual meeting of our shareholders on May 11, 2004. The following persons were elected as our directors by the holders of Common Stock:

                                 Donald H. Dempsey        John E. Lopez-Ona
        Votes in Favor:
                Class A                  4,730,291                4,661,041
                Class B                 14,705,000               14,705,000
                                        ----------               ----------
                  Total                 19,435,291               19,366,041

         Votes Against:
                Class A                          0                        0
                Class B                          0                        0
                                                 -                        -
                  Total                          0                        0

        Votes Withheld:
                Class A                    176,562                  245,812
                Class B                          0                        0
                                        ----------               ----------
                  Total                    176,562                  245,812

           Abstentions:
                Class A                          0                        0
                Class B                          0                        0
                                                 -                        -
                  Total                          0                        0

      Broker Non-votes:
                Class A                          0                        0
                Class B                          0                        0
                                                 -                        -
                  Total                          0                        0

The shareholders also ratified the selection of Deloitte & Touche LLP, as outside auditors for the Company and its subsidiaries for fiscal 2004, as follow:

Votes in Favor:
Class A                                               4,828,951
Class B                                              14,705,000
                                                     ----------
Total                                                19,533,951

Votes Against:
Class A                                                  75,100
Class B                                                       0
                                                     ----------
Total                                                    75,100

Votes Withheld:
Class A                                                       0
Class B                                                       0
                                                              -
Total                                                         0

Abstentions:
Class A                                                       0
Class B                                                       0
                                                              -
Total                                                         0

Broker Non-votes:
Class A                                                       0
Class B                                                       0
                                                              -
Total                                                         0

ITEM 5. Other Information

      Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      See Exhibit Index.

      (b) Reports on Form 8-K

      Report on Form 8-K filed August 9, 2004, to furnish press release with July 2, 2004 financial results.

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

Dated: August 13, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.   TITLE
31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32            Section 1350 Certification of Chief Executive Officer and Chief
              Financial Officer