Form 10-Q
period 2004-10-01
HAMMONS JOHN Q HOTELS INC
filed 2004-11-12
CIK 930796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

                                       or

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

Yes [ ] No [X]

Number of shares of Registrant's Class A Common Stock outstanding as of November 9, 2004: 4,932,725

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS

                                                                                 OCTOBER 1, 2004    JANUARY 2, 2004
                                                                                 ---------------    ---------------
                                                                                   (UNAUDITED)
CURRENT ASSETS:

    Cash and equivalents                                                         $        50,783    $        23,790

    Restricted cash                                                                        1,391              1,268

    Marketable securities                                                                 25,497             15,711

    Receivables:

       Trade, less allowance for doubtful accounts of $231                                12,959              7,214
       Other                                                                                 344                251
       Management fees - related party                                                       350                223

    Inventories                                                                            1,110              1,067

    Prepaid expenses and other                                                               493              4,498
                                                                                 ---------------    ---------------
       Total current assets                                                               92,927             54,022
                                                                                 ---------------    ---------------

PROPERTY AND EQUIPMENT, at cost:
    Land and improvements                                                                 63,021             62,779
    Buildings and improvements                                                           728,278            742,807
    Furniture, fixture and equipment                                                     338,768            338,833
    Construction in progress                                                               5,421                 75
                                                                                 ---------------    ---------------
                                                                                       1,135,488          1,144,494

    Less-accumulated depreciation and amortization                                      (441,837)          (418,509)
                                                                                 ---------------    ---------------
                                                                                         693,651            725,985

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net,
    including $23,875 and $20,453 of restricted cash as of October 1, 2004 and
    January 2, 2004, respectively                                                         44,212             42,176
                                                                                 ---------------    ---------------
TOTAL ASSETS                                                                     $       830,790    $       822,183
                                                                                 ===============    ===============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)

                        LIABILITIES AND EQUITY (DEFICIT)

                                                                                 OCTOBER 1, 2004    JANUARY 2, 2004
                                                                                 ---------------    ---------------
                                                                                   (UNAUDITED)
LIABILITIES:

    Current portion of long-term debt                                            $         8,412    $         7,423

    Accounts payable                                                                       3,893              5,028

    Accrued expenses:
      Payroll and related benefits                                                         9,297              7,776
      Sales and property taxes                                                            15,218             12,077
      Insurance                                                                            2,935              2,646
      Interest                                                                            17,094              6,218
      Utilities, franchise fees and other                                                 10,424              7,298

    Accrued distribution                                                                   3,480                  -
                                                                                 ---------------    ---------------
         Total current liabilities                                                        70,753             48,466

    Long-term debt                                                                       758,736            773,649
    Other obligations                                                                      3,169              2,530
                                                                                 ---------------    ---------------
         Total liabilities                                                               832,658            824,645

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED
    PARTNER UNITS                                                                              -                  -
                                                                                 ---------------    ---------------

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock, $.01 par value, 2,000,000 shares
      authorized, none outstanding                                                             -                  -
    Class A Common Stock, $.01 par value, 40,000,000 shares authorized at
      October 1, 2004, and January 2, 2004, 6,042,000 shares issued at October
      1, 2004, and January 2, 2004, and 4,930,425 and 4,808,879
      shares outstanding at October 1, 2004, and January 2, 2004, respectively                60                 60
    Class B Common Stock, $.01 par value, 1,000,000 shares
      authorized, 294,100 shares issued and outstanding                                        3                  3
    Paid-in capital                                                                       96,546             96,395
    Accumulated deficit, net                                                             (93,451)           (93,361)
    Less: Treasury Stock, at cost; 1,111,575 and 1,233,121 shares at
      October 1, 2004, and January 2, 2004, respectively                                  (5,031)            (5,582)
    Accumulated other comprehensive income                                                     5                 23
                                                                                 ---------------    ---------------

         Total stockholders' equity (deficit)                                             (1,868)            (2,462)
                                                                                 ---------------    ---------------

TOTAL LIABILITIES AND EQUITY (DEFICIT)                                           $       830,790    $       822,183
                                                                                 ===============    ===============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                       (000's omitted, except share data)

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        OCTOBER 1, 2004    OCTOBER 3, 2003    OCTOBER 1, 2004    OCTOBER 3, 2003
                                                        ---------------    ---------------    ---------------    ---------------
REVENUES:
    Rooms                                               $        72,267    $        69,975    $       212,320    $       204,616
    Food and beverage                                            25,614             25,760             84,072             81,374
    Meeting room rental, related party management
      fee and other                                              12,524             11,983             39,789             37,653
                                                        ---------------    ---------------    ---------------    ---------------
      Total revenues                                            110,405            107,718            336,181            323,643

OPERATING EXPENSES:
    Direct operating costs and expenses:
      Rooms                                                      18,610             17,161             53,002             49,988
      Food and beverage                                          20,434             19,836             64,737             62,903
      Other                                                         577                693              1,757              2,065

    General, administrative, sales and management
      service expenses                                           34,225             34,261            107,085            102,960

    Repairs and maintenance                                       4,564              4,512             14,060             13,388

    Asset impairment                                                  -                  -              3,197                  -

    Depreciation and amortization                                13,402             12,658             37,094             37,407
                                                        ---------------    ---------------    ---------------    ---------------

      Total operating expenses                                   91,812             89,121            280,932            268,711
                                                        ---------------    ---------------    ---------------    ---------------

INCOME FROM OPERATIONS                                           18,593             18,597             55,249             54,932

OTHER INCOME (EXPENSE):
    Other income                                                    193                  -                193                175
    Interest income                                                 171                143                448                477
    Interest expense and amortization of deferred
      financing fees                                            (17,090)           (17,411)           (51,225)           (52,617)
    Extinguishment of debt costs                                      -               (318)                 -               (318)
                                                        ---------------    ---------------    ---------------    ---------------

INCOME FROM CONTINUING OPERATIONS BEFORE
    MINORITY INTEREST AND PROVISION FOR
    INCOME TAXES                                                  1,867              1,011              4,665              2,649
    Minority interest in earnings of partnership                      -               (768)                 -             (2,012)
                                                        ---------------    ---------------    ---------------    ---------------

INCOME FROM CONTINUING OPERATIONS BEFORE
    PROVISION FOR INCOME TAXES                                    1,867                243              4,665                637
    Provision for income taxes                                      (33)               (30)              (144)              (120)
                                                        ---------------    ---------------    ---------------    ---------------

INCOME FROM CONTINUING OPERATIONS                                 1,834                213              4,521                517
    Discontinued operations                                        (171)               (50)            (1,131)               (68)
                                                        ---------------    ---------------    ---------------    ---------------

NET INCOME ALLOCABLE TO THE COMPANY                     $         1,663    $           163    $         3,390    $           449
                                                        ===============    ===============    ===============    ===============

BASIC EARNINGS (LOSS) PER SHARE:
    Income from continuing operations                   $          0.35    $          0.04    $          0.88    $          0.10
    Discontinued operations                                       (0.03)             (0.01)             (0.22)             (0.01)
                                                        ---------------    ---------------    ---------------    ---------------
      Net earnings allocable to Company                 $          0.32    $          0.03    $          0.66    $          0.09
                                                        ===============    ===============    ===============    ===============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                     5,195,095          5,094,778          5,149,828          5,089,445
                                                        ===============    ===============    ===============    ===============

DILUTED EARNINGS (LOSS) PER SHARE:
    Income from continuing operations                   $          0.30    $          0.04    $          0.76    $          0.10
    Discontinued operations                                       (0.03)             (0.01)             (0.19)             (0.01)
                                                        ---------------    ---------------    ---------------    ---------------
      Net earnings allocable to Company                 $          0.27    $          0.03    $          0.57    $          0.09
                                                        ===============    ===============    ===============    ===============

DILUTED  WEIGHTED AVERAGE SHARES OUTSTANDING                  6,113,229          5,384,894          5,961,429          5,262,806
                                                        ===============    ===============    ===============    ===============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (000's omitted)

                                                                                 STOCKHOLDERS' EQUITY (DEFICIT)
                                                                          ---------------------------------------------

                                        Comprehensive                        Class A         Class B
                                           Income          Minority          Common          Common          Paid in
                                           (Loss)          Interest           Stock           Stock          Capital
                                        -------------    -------------    -------------   -------------   -------------
BALANCE, January 2, 2004                                 $           -    $          60   $           3   $      96,395
Net income allocable to the Company     $       3,390                -                -               -               -
Distributions                                                   (3,480)               -               -               -
Reallocation of distributions from
   minority interest to the Company                              3,480                -               -               -
Issuance of Common Stock to
   employees and directors                                           -                -               -             151
Unrealized depreciation on marketable
   securities                                     (18)               -                -               -               -
                                        -------------    -------------    -------------   -------------   -------------
Comprehensive income                    $       3,372
                                        =============
BALANCE, October 1, 2004                                 $           -    $          60   $           3   $      96,546
   (unaudited)                                           =============    =============   =============   =============

                                                STOCKHOLDERS' EQUITY (DEFICIT)
                                        -----------------------------------------------
                                                                           Accumulated
                                           Company                            Other
                                         Accumulated        Treasury      Comprehensive
                                           Deficit           Stock        Income (Loss)        Total
                                        -------------    -------------    -------------    -------------
BALANCE, January 2, 2004                $     (93,361)   $      (5,582)   $          23    $      (2,462)
Net income allocable to the Company             3,390                -                -            3,390
Distributions                                       -                -                -                -
Reallocation of distributions from
   minority interest to the Company            (3,480)               -                -           (3,480)
Issuance of Common Stock to
   employees and directors                          -              551                -              702
Unrealized depreciation on marketable
   securities                                       -                -              (18)             (18)
                                        -------------    -------------    -------------    -------------
BALANCE, October 1, 2004                $     (93,451)   $      (5,031)   $           5    $      (1,868)
   (unaudited)                          =============    =============    =============    =============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000's omitted)

                                                                                       NINE MONTHS ENDED
                                                                               OCTOBER 1, 2004    OCTOBER 3, 2003
                                                                               ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income allocable to the Company                                            $         3,390    $           449

Adjustment to reconcile net income to cash provided by operating activities:
          Minority interest in earnings of partnership                                       -              1,795
          Depreciation, amortization and loan cost amortization                         38,902             39,285
          Extinguishment of debt costs                                                       -                318
          Asset impairment                                                               4,619                  -
          Non-cash director compensation                                                    50                 50

Changes in certain assets and liabilities
          Restricted cash                                                                 (123)              (319)
          Receivables                                                                   (6,034)            (2,513)
          Inventories                                                                      (51)                42
          Prepaid expenses and other                                                     4,005              5,501
          Accounts payable                                                              (1,135)            (1,126)
          Accrued expenses                                                              18,953             16,769
          Other obligations                                                                639                335
                                                                               ---------------    ---------------
                  Net cash provided by operating activities                             63,215             60,586
                                                                               ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Additions to property and equipment                                          (17,184)            (9,694)
          Proceeds from sale of property and equipment                                   8,048                  -
          Franchise fees, long-term restricted cash and other                           (4,010)            (4,154)
          Purchase of marketable securities                                             (9,804)            (2,277)
                                                                               ---------------    ---------------
                  Net cash used in investing activities                                (22,950)           (16,125)
                                                                               ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from issuance of Treasury Stock                                         652                 43
          Repayments of debt                                                           (13,924)           (17,169)
          Debt redemption costs                                                              -                (52)
                                                                               ---------------    ---------------
                  Net cash used in financing activities                                (13,272)           (17,178)
                                                                               ---------------    ---------------
                  Increase in cash and equivalents                                      26,993             27,283

CASH AND EQUIVALENTS, beginning of period                                               23,790             21,774
                                                                               ---------------    ---------------
CASH AND EQUIVALENTS, end of period                                            $        50,783    $        49,057
                                                                               ===============    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                         $        38,977    $        40,318
                                                                               ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
UNREALIZED DEPRECIATION OF MARKETABLE SECURITIES                               $           (18)   $            (9)
                                                                               ===============    ===============
ACCRUED DISTRIBUTION                                                           $         3,480    $             -
                                                                               ===============    ===============

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

We were incorporated in September 1994 and had no operations or assets prior to our initial public offering of Class A Common Stock in November 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons contributed approximately $5 million in cash to us in exchange for 294,100 shares of Class B Common Stock (which represented approximately 72% of the voting control). We contributed the approximate $96 million of net proceeds from our Class A and Class B Common Stock offerings to John Q. Hammons Hotels, L.P., (for which we serve as the general partner, and we refer to as the "Partnership,") in exchange for an approximately 28% general partnership interest. As of October 1, 2004, the Partnership had redeemed approximately 1.25 million Partnership units, net of shares issued. The number of net Partnership units redeemed is equivalent to the number of net shares we have redeemed, as required by the Partnership Agreement. Accordingly, the allocation percentages were approximately 24% for us, and approximately 76% for the limited partners in 2004 and 2003.

Among other things, the Partnership Agreement provides that, to the extent the limited partners were not otherwise committed to provide further financial support and pretax losses reported for financial reporting purposes were deemed to be of a continuing nature, the balance of the pretax losses would be allocated only to us, with any subsequent pretax income also to be allocated to us until such losses had been offset. As of October 1, 2004, we must recapture approximately $4.6 million due to the previous losses of the limited partners we absorbed. In addition, with respect to distributions, in the event the Partnership has taxable income, distributions are to be made in an aggregate amount equal to the amount the Partnership would have paid for income taxes had it been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to us, if applicable, with the remainder allocated to the limited partners. Distributions for taxes approximated $3.5 million for the nine months ended October 1, 2004. No distributions were required for the nine months ended October 3, 2003. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to adjustments become known.

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

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements. Marketable securities consist of available-for-sale commercial paper and governmental agency obligations which mature or will be available for use in operations in 2004. These securities are valued at current market value. As of October 1, 2004, unrealized holding gains were approximately $5,000, all which is allocable to us, (with no allocation to the minority interest), and are included as a separate component of shareholders' equity (deficit) until realized.

The provision for income taxes was determined using an effective income tax rate of approximately 5% to provide for estimated state, local and franchise taxes.

3.    NET INCOME AND EARNINGS PER SHARE

Basic and diluted net earnings per share for the three months ended October 1, 2004, were $0.32 and $0.27, respectively, compared to basic and diluted net earnings per share of $0.03 for the three months ended October 3, 2003. Basic and diluted net earnings per share were $0.66 and $0.57, respectively, for the nine months ended October 1, 2004, and $0.09 for the nine months ended October 3, 2003. Diluted shares for the three and nine months ended October 1, 2004, included all outstanding options.

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three months and nine months ended October 1, 2004 and October 3, 2003:

                                                                    Three Months Ended
                                                                    ------------------
                                                           (in thousands, except per share data)
                                               October 1, 2004                                October 3, 2003
                                 -------------------------------------------    -------------------------------------------
                                    Income          Shares       Per Share         Income          Shares       Per Share
                                 (Numerator)    (Denominator)      Amount       (Numerator)     (Denominator)     Amount
                                 ------------    ------------   ------------    ------------    ------------   ------------
Basic earnings per share
   from continuing operations    $      1,834           5,195   $       0.35    $        213           5,095   $       0.04

Discontinued operations                  (171)          5,195          (0.03)            (50)          5,095          (0.01)
                                 ------------                   ------------    ------------                   ------------

Basic earnings per share         $      1,663           5,195   $       0.32    $        163           5,095   $       0.03
                                 ============                   ============    ============                   ============

Effect of dilutive securities:
     Options                                              918                                            290
                                                 ------------                                   ------------

Diluted earnings per share
   from continuing operations    $      1,834           6,113   $       0.30    $        213           5,385   $       0.04

Discontinued operations                  (171)          6,113          (0.03)            (50)          5,385          (0.01)
                                 ------------                   ------------    ------------                   ------------

Diluted earnings per share       $      1,663           6,113   $       0.27    $        163           5,385   $       0.03
                                 ============    ============   ============    ============    ============   ============


                                                                    Nine Months Ended
                                                                    -----------------
                                                           (in thousands, except per share data)
                                               October 1, 2004                                October 3, 2003
                                 -------------------------------------------    -------------------------------------------
                                    Income          Shares       Per Share         Income         Shares        Per Share
                                 (Numerator)    (Denominator)      Amount       (Numerator)    (Denominator)      Amount
                                 ------------    ------------   ------------    ------------    ------------   ------------
Basic earnings per share
   from continuing operations    $      4,521           5,150   $       0.88    $        517           5,089   $       0.10

Discontinued operations                (1,131)          5,150          (0.22)            (68)          5,089          (0.01)
                                 ------------                   ------------    ------------                   ------------

Basic earnings per share         $      3,390           5,150   $       0.66    $        449           5,089   $       0.09
                                 ============                   ============    ============                   ============

Effect of dilutive securities:
     Options                                              811                                            174
                                                 ------------                                   ------------

Diluted earnings per share
  from continuing operations     $      4,521           5,961   $       0.76    $        517           5,263   $       0.10

Discontinued operations                (1,131)          5,961          (0.19)            (68)          5,263          (0.01)
                                 ------------                   ------------    ------------                   ------------

Diluted earnings per share       $      3,390           5,961   $       0.57    $        449           5,263   $       0.09
                                 ============    ============   ============    ============    ============   ============

4.    STOCK OPTIONS

We account for our stock-based compensation plans according to the intrinsic method under APB Opinion No. 25. In accordance with Statement of Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," we are required, at a minimum, to report pro forma disclosures of expense for stock-based awards based on their fair values. Had compensation cost been determined consistent with SFAS No. 123, our net income (loss) and basic and diluted earnings (loss) per share for the three months and nine months ended October 1, 2004 and October 3, 2003, would have been as follows:

                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                           OCT. 1,       OCT. 3,       OCT. 1,       OCT. 3,
                                                                            2004          2003          2004          2003
                                                                           -------       -------       -------       -------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income
  As reported                                                            $    1,663    $      163    $    3,390    $      449
  Deduct - total stock-based employee compensation expense
    determined under the fair value based method for all awards,
    net of related tax effects                                                  (27)          (53)         (127)         (142)
                                                                         ----------    ----------    ----------    ----------
  Pro forma                                                              $    1,636    $      110    $    3,263    $      307
                                                                         ==========    ==========    ==========    ==========
Basic earnings per share
  As reported                                                            $     0.32    $     0.03    $     0.66    $     0.09
  Deduct - total stock-based employee compensation expense
    determined under the fair value based method for all awards,
    net of related tax effects                                                (0.01)        (0.01)        (0.03)        (0.03)
                                                                         ----------    ----------    ----------    ----------
  Pro forma                                                              $     0.31    $     0.02    $     0.63    $     0.06
                                                                         ==========    ==========    ==========    ==========
Diluted earnings per share
  As reported                                                            $     0.27    $     0.03    $     0.57    $     0.09
  Deduct - total stock-based employee compensation expense
    determined under the fair value based method for all awards,
    net of related tax effects                                                    -         (0.01)        (0.02)        (0.03)
                                                                         ----------    ----------    ----------    ----------
  Pro forma                                                              $     0.27    $     0.02    $     0.55    $     0.06
                                                                         ==========    ==========    ==========    ==========

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

6.    ASSET CARRYING VALUE

We review the carrying value of our long-lived assets when events and circumstances occur which indicate that the carrying value of an asset may not be recoverable. In 2004, we completed a comprehensive review of our investment strategy and of our existing hotel portfolio to identify those properties which we believe either are non-core or no longer complement our business. As a result of our decision to undertake the sale of these non-strategic hotels, we recorded impairment charges of $4.6 million during the second quarter of 2004, including $1.4 million related to the Holiday Inn Bakersfield, California, which we reclassified as discontinued operations upon the sale of the hotel in the third quarter. There can be no assurance, however, that we will be able to complete dispositions on commercially reasonable terms or at all. As we identify other non-strategic hotels in the future, we may recognize additional impairment charges.

7.    DISCONTINUED OPERATIONS

Included in discontinued operations are the results of operations of the Holiday Inn Bakersfield, California sold in August, 2004. Condensed financial information for this hotel included in discontinued operations is as follows:

                                          Three Months Ended              Nine Months Ended
                                            (in thousands)                  (in thousands)
                                     Oct. 1, 2004    Oct. 3, 2003    Oct. 1, 2004    Oct. 3, 2003
                                     ------------    ------------    ------------    ------------
Revenues                             $        630    $      1,133    $      4,380    $      4,002

Direct operating expenses                     393             544           1,938           1,885
General, administrative, sales and
     management service expenses              305             557           1,592           1,680
Repairs and maintenance                        50              83             227             245
Asset impairment                                -               -           1,383               -
Depreciation and amortization                  53             159             371             477
                                     ------------    ------------    ------------    ------------
     Total operating expenses                 801           1,343           5,511           4,287

Operating loss                               (171)           (210)         (1,131)           (285)
Minority interest                               -             160               -             217

                                     ------------    ------------    ------------    ------------
Loss from discontinued operations    $       (171)   $        (50)   $     (1,131)   $        (68)
                                     ============    ============    ============    ============

We sold our Holiday Inn Bakersfield, California on August 20, 2004 for net proceeds of approximately $8.0 million.

8.    STATUS OF PENDING HOTEL SALES

On July 2, 2004, our board of directors approved a letter of intent to enter into a contract for the sale of our Holiday Inn, Tucson, Arizona. Subsequently, the prospective buyer of this property withdrew the letter of intent.

On July 23, 2004, we executed a contract for the sale of the Holiday Inn Bay Bridge, Emeryville, California. The buyer is in the process of completing due diligence.

On August 20, 2004, we sold our Holiday Inn Bakersfield, California, as discussed above. In the second quarter of 2004, we recorded an asset impairment on this property of approximately $1.4 million. Upon the sale, we reclassified this amount to discontinued operations.

9.    SUBSEQUENT EVENTS

On September 30, 2004, we executed a contract for the sale of the Holiday Inn Denver Northglenn, Northglenn, Colorado, and the buyer is currently in process of completing due diligence. We recorded an asset impairment of approximately $3.2 million during the second quarter of 2004 on this property, to reflect the difference between the net book value, less selling costs and the estimated selling price.

On October 27, 2004, our board of directors approved a letter of intent to enter into a contract for the sale of the Holiday Inn, Beaumont, Texas.

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

Although we are not developing new hotels, Mr. Hammons has personally completed several projects, including new hotels in Tulsa and Oklahoma City, Oklahoma; Rogers and Hot Springs, Arkansas; Junction City, Kansas and North Charleston, South Carolina; all of which we currently manage under the management agreement described above. Mr. Hammons also has numerous other projects in various stages of development, which we intend to manage upon completion, including properties in St. Charles and Springfield, Missouri; Frisco, Texas; Albuquerque, New Mexico; and Hampton, Virginia.

Barcelo Crestline Corporation has submitted a proposal to acquire all of our shares of Class A Common Stock for $13.00 in cash per Class A share. Our board of directors established a special committee comprised of independent directors to evaluate, review and negotiate the Barcelo Crestline proposal and to make a recommendation to the board of directors. The special committee has retained Lehman Brothers to act as its financial advisor and the law firm of Katten Muchin Zavis Rosenman to represent it and assist it in its review. At the request of the special committee, Lehman Brothers has commenced a review of the proposal.

As previously announced, a complaint has been filed in the Court of Chancery of the State of Delaware against us and the members of our board of directors. The complaint alleges, among other things, that the consideration offered by Barcelo Crestline is inadequate and that the members of our board of directors had breached their fiduciary duties in connection with the proposed transaction discussed above. A second suit was filed on October 20, 2004, in the Court of Chancery of the State of Delaware. We also have received a stockholder demand to review our books and records, and the special committee has received a request from a group of stockholders to meet with the special committee to discuss the group's views as to the inadequacy of the Barcelo Crestline proposal. The special committee also has been contacted by another party that the committee is advised has had discussions with Mr. Hammons about a possible transaction and who has expressed interest in continuing to explore a transaction with Mr. Hammons.

The special committee also has received a letter from Barcelo Crestline reaffirming its proposal and seeking the committee's approval of a proposed agreement between it and Mr. Hammons. In the letter, Barcelo Crestline states that a previously announced agreement between Barcelo Crestline and Mr. Hammons has been terminated. By separate letter, Mr. Hammons has advised the committee he is interested in entering into the proposed agreement with Barcelo Crestline upon approval of the agreement by the Company's board of directors. The committee is at a very preliminary stage in its deliberations and does not expect to act upon Barcelo Crestline's request until it has further analyzed such request with its advisors.

RESULTS OF OPERATIONS - THREE-MONTH PERIOD

The following discussion and analysis addresses results of our continuing operations for the three-month periods ended October 1, 2004 (which we refer to as the 2004 Quarter) and October 3, 2003 (which we refer to as the 2003 Quarter). The results of continuing operations for the three-month and nine-month periods ended October 1, 2004 are not indicative of the results to be expected for the full year.

Total revenues from continuing operations for the 2004 Quarter were $110.4 million, an increase of 2.5%, compared to the 2003 Quarter, reflecting a continued improvement in the general economy. We experienced increases in the corporate transient, corporate group and government market segments of our business, as a result of the improved economy. Our business reflected a shift from the association market segment in the 2003 Quarter to the corporate group market segment in the 2004 Quarter.

Rooms revenues from continuing operations increased 3.3% from the 2003 Quarter, and increased as a percentage of total revenues to 65.5% from 65.0%. The increase primarily related to the increase in corporate transient, corporate group and government market segments of our business noted above. Our average room rate increased to $102.49, or 2.6%, compared to the 2003 Quarter average room rate of $99.88, and our occupancy for the 2004 Quarter increased 0.6% to 68.1% from the 2003 Quarter. In comparison, the average room rate for the hotel industry, based on information from Smith Travel Research, was $86.32 in the 2004 Quarter, up 3.6% from the 2003 Quarter. Occupancy for the hotel industry was 67.1% in the 2004 Quarter, up 2.6% from the 2003 Quarter. Our Revenue Per Available Room, or RevPAR, was $69.84 in the 2004 Quarter, up 3.3% from the 2003 Quarter, while RevPAR for the hotel industry in the 2004 Quarter was $57.96, up 6.4% from the 2003 Quarter.

Food and beverage revenues from continuing operations decreased slightly, by 0.8%, compared to the 2003 Quarter, and decreased as a percentage of total revenues, to 23.2% from 24.0% in the 2003 Quarter. The decrease reflects the shift in our business to the corporate group market segment in the 2004 Quarter, from the association market segment in the 2003 Quarter, noted above.

Meeting room rental, related party management fee and other revenues from continuing operations increased 4.2%, from the 2003 Quarter, and increased slightly as a percentage of revenues, to 11.3% from 11.1%. The increase was primarily attributable to the increased business from the corporate market segment in the 2004 Quarter noted above.

Rooms operating expenses from continuing operations increased 8.1%, compared to the 2003 Quarter, and increased as a percentage of rooms revenues to 25.7% from 24.6%. The increase reflects costs associated with the increased number of occupied rooms as well as unfavorable workers' compensation loss experience from employees in this classification, compared to the 2003 Quarter. Although we closely monitor the prevention of employee injuries in our properties, our workers compensation loss experience, by its nature, tends to fluctuate from period to period.

Food and beverage operating expenses from continuing operations increased 3.0% from the 2003 Quarter, and increased as a percentage of food and beverage revenues, to 79.7% from 76.7%. The increase was primarily attributable to higher labor costs.

Other operating expenses from continuing operations decreased slightly compared to the 2003 Quarter, and decreased as a percentage of meeting room rental, related party management fee and other revenues to 4.8% from 5.8%.

General, administrative, sales and management service expenses from continuing operations decreased slightly, by 0.3%, from the 2003 Quarter, and decreased as a percentage of total revenues to 31.0% from 31.8%. The decrease was primarily attributable to favorable workers' compensation loss experience from employees in this classification and reduced legal fees, partially offset by increases in credit card commissions, compared to the 2003 Quarter.

Repairs and maintenance expenses from continuing operations increased slightly, but remained stable as a percentage of revenues from the 2003 Quarter, at 4.2%.

Depreciation and amortization expenses from continuing operations increased 5.5% from the 2003 Quarter, and increased as a percentage of revenues to 12.1% from 11.8%. The increase related to the disposal of certain property and equipment as we refurbished assets at one of our properties.

Income from operations remained relatively stable compared to the 2003 Quarter, but decreased as a percentage of revenues to 16.8% from 17.3%.

Income from continuing operations before minority interest and provision for income taxes increased 90.0% from the 2003 Quarter, primarily as the result of $0.2 million of legal settlements in the litigation concerning moisture-related problems discussed below, the absence of extinguishment of debt costs, which were $0.3 million in the 2003 Quarter, and reduced interest expense as we reduced our debt.

Income from continuing operations for the 2004 Quarter was $1.8 million, up $1.6 million, compared to the 2003 Quarter. The 2004 Quarter was positively impacted by $1.4 million for the recapture of the limited partners' losses we absorbed in previous quarters due to the inability of the limited partners' net contribution to fall below zero.

The following represents a reconciliation of the income from continuing operations, as reported, to income from continuing operations, as adjusted (in thousands):

                                                      THREE MONTHS ENDED
                                                 OCT. 1, 2004    OCT. 3, 2003
                                                 ------------    ------------
Income from continuing operations, as reported   $      1,834    $        213

Subtractions:

Reallocation of minority interest gains                (1,416)              -
                                                 ------------    ------------

Income from continuing operations, as adjusted   $        418    $        213
                                                 ============    ============

Net income allocable to the Company was $1.7 million compared to $0.2 million as the result of factors discussed above.

Basic and diluted earnings per share in the 2004 Quarter were $0.32 and $0.27, respectively, compared to basic and diluted earnings per share of $0.03 in the 2003 Quarter.

RESULTS OF OPERATIONS - NINE-MONTH PERIOD

The following discussion addresses results of our continuing operations for the nine-month periods ended October 1, 2004 (the "2004 Nine Months"), and October 3, 2003 (the "2003 Nine Months").

Total revenues from continuing operations increased by 3.9% from the 2003 Nine Months due to increases in the market segments noted above and the overall improvement in the general economy.

Rooms revenues from continuing operations increased 3.8% from the 2003 Nine Months, primarily in the corporate transient, corporate group and government market segments of our business. Rooms revenues as a percentage of total revenues decreased slightly, to 63.1% from 63.2% in the 2003 Nine Months. Our average room rate for the 2004 Nine Months increased to $102.27, or 1.7%, from the 2003 Nine Months. While our occupancy increased 2.0% to 66.9% for the 2004 Nine Months, occupancy for the hotel industry was 62.7%, up 3.6% from the 2003 Nine Months. Our revenue per available room (RevPAR) was $68.40 in the 2004 Nine Months, up 3.8% from the 2003 Nine Months, while RevPAR for the hotel industry was $54.20, up 7.5%.

Food and beverage revenues from continuing operations increased 3.3% from the 2003 Nine Months, but decreased slightly as a percentage of total revenues to 25.0% from 25.2% in the 2003 Nine Months. The increase was primarily related to increased banquet sales during the first six months of 2004.

Meeting room rental, related party management fee and other revenues from continuing operations increased 5.6% from the 2003 Nine Months, and increased slightly as a percentage of total revenues, to 11.8% from 11.7%. The increase related to guest room internet revenue and related party management fees, partially offset by decreased telephone revenue.

Rooms operating expenses from continuing operations increased by 6.0% from the 2003 Nine Months, and increased as a percentage of rooms revenue, to 25.0% from 24.4%. The dollar increase was attributable to increased labor and other costs directly related to the increase in occupied rooms in the 2004 Nine Months.

Food and beverage operating expenses from continuing operations increased by 2.9% from the 2003 Nine Months, but decreased as a percentage of food and beverages revenues, to 76.9% from 77.3% in the 2003 Nine Months. The dollar increase related to increased costs for the additional food and beverage revenues.

Other operating expenses from continuing operations decreased by 14.3% from the 2003 Nine Months, and decreased as a percentage of meeting room rental, related party management fee and other income, to 4.5% from 5.6% in the 2003 Nine Months. The decrease was attributable to lower telephone costs compared to the 2003 Nine Months. Telephone costs, as well as telephone revenues, continue to decline as more guests utilize cellular telephones and internet services.

General, administrative and sales expenses from continuing operations increased by 4.0% from the 2003 Nine Months, but remained relatively stable as a percentage of total revenues, at 31.9% for the 2004 Nine Months compared to 31.8% for the 2003 Nine Months. The dollar increase was primarily attributable to increased guest frequency program costs, which ordinarily trend with occupancy, as well as unfavorable workers compensation loss experience for employees in this classification, and the other factors described above for the 2004 Quarter.

Repairs and maintenance expenses from continuing operations increased by 5.2% compared to the 2003 Nine Months, but remained relatively stable as a percentage of revenues, at 4.2% for the 2004 Nine Months, compared to 4.1% for the 2003 Nine Months.

Asset impairment from continuing operations of $3.2 million in the 2004 Nine Months is attributable to our decision to sell certain non-strategic hotels and reflects the difference between the net book value, less selling costs, and the current estimated fair market value of these hotels, and less $1.4 million reclassified as loss from continuing operations upon the sale of our Holiday Inn, Bakersfield, California in August 2004.

Depreciation and amortization expenses from continuing operations decreased slightly, by 0.8% from the 2003 Nine Months, and decreased as a percentage of total revenues to 11.0% from 11.6% in the 2003 Nine Months. The decrease was related to the effects of our cessation of new hotel development, partially offset by the disposal of certain property and equipment as we refurbished assets at one of our properties.

Income from operations increased 0.5% compared to the 2003 Nine Months, but decreased as a percentage of revenue, to 16.4% from 17.0%. The dollar increase was primarily the result of increased revenues, discussed above.

Income from continuing operations before minority interest and provision for income taxes increased 80.8% from the 2003 Nine Months, primarily as a result of increased revenues and decreased interest and debt extinguishment costs, compared to the 2003 Nine Months.

Income from continuing operations for the 2004 Nine Months was $4.5 million, up $4.0 million, compared to 2003 Nine Months. The 2004 results included two items, which, after giving effect to minority interest, had a favorable net impact of approximately $2.8 million on our income from continuing operations. One item was the recognition of a $0.8 million asset impairment, net of minority interest, due to our decision to sell certain non-strategic hotels and reflects the difference between the net book value, less selling costs, and the current estimated fair market value of these hotels. The other item includes $3.5 million for the recapture of the limited partners' losses we absorbed in previous quarters. An additional $4.6 million must be recaptured before the limited partners can be allocated future earnings.

The following represents a reconciliation of the income from continuing operations, as reported, to income from continuing operations, as adjusted (in thousands):

                                                                           NINE MONTHS ENDED
                                                                     OCT. 1, 2004      OCT. 3, 2003
                                                                    --------------    --------------
Income from continuing operations, as reported                      $        4,521    $          517
Additions (subtractions):

 Asset impairment, net $2,426 of expected minority interest                    771                 -
 Reallocation of minority interest gains                                    (3,539)                -
                                                                    --------------    --------------
   Sub total                                                                (2,768)                -
                                                                    --------------    --------------
Income from continuing operations, as adjusted                      $        1,753    $          517
                                                                    ==============    ==============

Net income allocable to the Company increased to $3.4 million in the 2004 Nine Months compared to $0.4 million in the 2003 Nine Months, the result of the factors discussed above

Basic and diluted earnings per share were $0.66 and $0.57, respectively, for the 2004 Nine Months, compared to $0.09 for the 2003 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

At October 1, 2004, we had $50.8 million of cash and equivalents and $25.5 million of marketable securities, compared to $23.8 million and $15.7 million, respectively, at the end of fiscal 2003. Such amounts are available for our working capital requirements, capital expenditures and debt service. At October 1, 2004, and January 2, 2004, we had restricted cash reserves of $25.3 million and $21.7 million, respectively. This restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements.

Cash from operating activities increased to $63.2 million for the 2004 Nine Months, from $60.6 million for the 2003 Nine Months, primarily attributable to the increased net income and the non-cash charge for asset impairment, partially offset by changes in other assets and liabilities.

During the 2004 Quarter, we accrued $3.5 million for tax liabilities of the Partnership. Distributions must be made in accordance with the provisions of the Indentures and the Partnership Agreement.

We incurred capital expenditures of $17.2 million in the 2004 Nine Months, compared to $9.7 million in 2003 Nine Months. Capital expenditures typically include capital improvements on existing hotel properties.

During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier, for costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of October 1, 2004, we had incurred approximately $11.8 million of an estimated $12.3 million of costs to correct the underlying moisture problem. During the 2003 Quarter, summary judgment was granted to our insurance carrier in one action, and the appellate court rejected our appeal of this ruling during the 2004 Quarter. Summary judgment was also granted to one of our window manufacturers. However, on another action we received a $0.2 million settlement during the 2004 Quarter. We plan to continue to vigorously pursue collection of these costs, although there can be no assurance that we will be successful. Our total cumulative depreciation charge through October 1, 2004, was $7.6 million, which we recorded in fiscal 2001 to reserve the net historical costs of the hotel property assets refurbished absent any recoveries. To the extent we realize recoveries in addition to the $0.2 million, we will record them as a component of other income.

At October 1, 2004, our total debt was $767.1 million compared with $781.1 million at the end of 2003. The decrease is attributable to reduction of long term debt from scheduled principal payments and from the proceeds from the sale of the Holiday Inn Bakersfield, California. The current portion of long-term debt was $8.4 million at the end of the 2004 Nine Months compared with $7.4 million at the end of 2003.

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

SUBSEQUENT EVENTS

On September 30, 2004, we executed a contract for the sale of the Holiday Inn Denver Northglenn, Northglenn, Colorado, and the buyer is currently in process of completing due diligence. We recorded an asset impairment of approximately $3.2 million during the second quarter of 2004 on this property, to reflect the difference between the net book value, less selling costs and the estimated selling price.

On October 27, 2004, our board of directors approved a letter of intent to enter into a contract for the sale of the Holiday Inn, Beaumont, Texas.

NEW ACCOUNTING PRONOUNCEMENT

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "intend," "may," and similar words. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable-rate debt obligations as of October 1, 2004:

                                                                     EXPECTED MATURITY DATE
                                                                          (in millions)
                                                                                                                 Fair
                                                                                            There-               Value
                                          2004(d)    2005      2006     2007      2008      After      Total     (e)
Long-Term Debt(a)

 $510 Million 1st Mortgage Notes          $     -   $     -   $    -   $    -   $     -    $   499    $   499    $  559
    Average interest rate(b)                  8.9%      8.9%     8.9%     8.9%      8.9%       8.9%       8.9%

 Other fixed-rate debt obligations        $     7   $     8   $   29   $   42   $    54    $    93    $   233    $  241
    Average interest rate(b)                  8.6%      8.6%     8.0%     8.5%      8.5%       8.9%       8.6%

Other variable-rate debt obligations      $     1   $     1   $    9   $    -   $    24    $     -    $    35    $   35
    Average interest rate(c)                  5.1%      5.1%     5.1%     5.1%      5.1%       5.1%       5.1%

      (a)   Includes amounts reflected as long-term debt due within one year.

      (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

      (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of October 1, 2004, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

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

      ITEM  4. CONTROLS AND PROCEDURES.

            Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 1, 2004. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

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

      PART  II. OTHER INFORMATION AND SIGNATURES

      ITEM  1. Legal Proceedings

            Not Applicable

      ITEM  2. Unregistered Sales of Equity Securities and Use of Proceeds

            Not Applicable

      ITEM  3. Defaults Upon Senior Securities

            Not Applicable

      ITEM  4. Submission of Matters to a Vote of Securities Holders

            Not Applicable

      ITEM  5. Other Information

            Not Applicable

      ITEM  6. Exhibits

      See Exhibit Index.

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

                                       JOHN Q. HAMMONS HOTELS, INC.

                                       By: /s/ John Q. Hammons
                                           -------------------------------------
                                           John Q. Hammons
                                           Chairman, Founder, and Chief
                                           Executive Officer

                                       By: /s/ Paul E. Muellner
                                           -------------------------------------
                                           Paul E. Muellner
                                           Chief Financial Officer

Dated: November 12, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.  TITLE

31.1         Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer

31.2         Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer