Form 10-K
period 2004-12-31
HAMMONS JOHN Q HOTELS INC
filed 2005-03-31
CIK 930796

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2004
         OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

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

Registrant's telephone number, including area code: (417) 864-4300

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                  Name of each exchange on which registered
            -------------------                  -----------------------------------------
Class A common stock, $0.01 par value per share             American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

            The aggregate market value of the 2,490,776 shares of Class A common stock held by non-affiliates of the Registrant was approximately $23,836,726 based on the $9.57 closing price on the American Stock Exchange for such stock on July 2, 2004 (the last business day of the registrant's most recently completed second fiscal quarter).

            Number of shares of the Registrant's Class A common stock outstanding as of March 22, 2005: 5,226,462

                       DOCUMENTS INCORPORATED BY REFERENCE

None

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

OVERVIEW

            We have announced over the past several months that we and our principal stockholder have been engaged in discussions with parties regarding a possible merger transaction. Our board of directors appointed a Special Committee composed solely of outside independent directors to conduct all negotiations on our behalf. On March 9, 2005, we announced that we and John Q. Hammons, have agreed to continue to negotiate exclusively with an investor group led by JQH Acquisition, LLC through April 30, 2005 regarding a possible transaction. Although terms of the investor group's proposal remain subject to further discussion and negotiation, the proposal contemplates a merger transaction in which our Class A shares would be purchased for $24.00 cash per share. Although we continue to work through a number of items that remain to be negotiated, particularly with respect to the documentation of the various arrangements that have been agreed to in principle between the investor group and Mr. Hammons, there can be no assurance that a transaction will be consummated.

            We are a leading independent owner and manager of upscale, full service hotels located primarily in secondary markets. We own and manage 44 hotels located in 20 states, containing 10,853 guest rooms or suites. We also manage 15 additional hotels located in nine states, containing 3,278 guest rooms or suites. The majority of these existing 59 hotels operate under the Embassy Suites Hotels, Holiday Inn and Marriott trade names. Most of our hotels are located near a state capital, university, convention center, corporate headquarters, office park or other stable demand generator.

            We own and operate upscale hotels designed to appeal to a broad range of hotel customers, including frequent business travelers, groups, conventions and leisure travelers. Our in-house design staff individually designed each of our hotels and most hotels contain an impressive multi-storied atrium, large indoor water fountains, lush plantings and comfortable lounge areas. In addition, our hotels typically include expansive exterior meeting facilities that can be readily adapted to accommodate both large and small meetings, conventions or trade shows. Our 19 Embassy Suites Hotels are all-suite hotels which appeal to the traveler needing or desiring greater space and specialized services. Our 14 Holiday Inn hotels are affordably priced and designed to attract value-conscious leisure travelers desiring quality accommodations. In addition, we own or manage 22 hotels operating under leading brands including Marriott, Radisson and Sheraton, as well as four independent hotels.

            We coordinate management of our hotels from our headquarters in Springfield, Missouri, by our senior executive team. Five regional vice presidents supervise a group of general managers in day-to-day operations. Centralized management services and functions include sales and marketing, purchasing, financial controls, architecture and design, human resources, legal and hotel operations. Through these centralized services, we realize significant cost savings due to economies of scale.

            We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons, or Mr. Hammons, whereby we will provide internal administrative, architectural design, purchasing and legal services to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel. In exchange, we have the opportunity to manage the hotel upon opening and a right of first refusal to purchase the hotel in the event it is offered for sale. These costs are amortized over a five-year contract period, beginning upon the opening of the hotels.

            Although we are not developing new hotels, Mr. Hammons has personally completed several projects, including new hotels in Tulsa and Oklahoma City, Oklahoma; Rogers and Hot Springs, Arkansas; Junction City, Kansas; Springfield, Missouri and North Charleston, South Carolina, all of which we currently manage under the management agreement described above. Mr. Hammons also has numerous other projects in various stages of development, which we intend to manage upon completion, including properties in St. Charles, Missouri; Frisco, Texas; Albuquerque, New Mexico and Hampton, Virginia.

            In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

FORWARD-LOOKING STATEMENTS

            This Form 10-K contains "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "forecast," "project," "intend," "may," and similar words. These forward looking statements are not guarantees of future performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such factors include, among others:

      - general economic conditions, including the speed and strength of the economic recovery;

      -     the impact of any serious communicable diseases on travel;

      -     competition;

      -     changes in operating costs, particularly energy and labor costs;

      - unexpected events, such as the September 11, 2001 terrorist attacks, or outbreaks of war;

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

            MR. HAMMONS' CONTROL OF US CREATES POTENTIAL FOR SIGNIFICANT CONFLICTS OF INTEREST.

            Through his ownership of all of our Class B common stock, and 269,100 shares of our Class A common stock, Mr. Hammons controls our activities. In addition, since Mr. Hammons beneficially owns all of the LP Units, representing 74.88% of the total Partnership units, he will decide any matters submitted to a vote of the Partnership partners. Certain decisions concerning our operations or financial structure may present conflicts of interest between Mr. Hammons and our other shareholders or holders of our notes. In addition, Mr. Hammons, as the holder of all of the LP Units, may suffer different and/or more adverse tax consequences than we do upon the sale or refinancing of some of the owned hotels as a result of unrealized gains attributable to certain owned hotels. Therefore, it is unlikely that an owned hotel will be sold or refinanced if such a transaction would result in an adverse tax consequence to Mr. Hammons if we are unable to make sufficient distributions to Mr. Hammons to pay those taxes, regardless of whether such a sale or refinancing might otherwise be in our best interest.

            Mr. Hammons also (1) owns hotels that we manage; (2) owns an interest in a hotel management company that provides accounting and other administrative services for all of our hotels; (3) owns a 50% interest in the entity from which we lease our corporate headquarters; (4) has an agreement whereby we pay up to 1.5% of his internal development costs for new hotels in exchange for the opportunity to manage the hotels and the right of first refusal to purchase the hotels in the event they are offered for sale; (5) leases space to us in two trade centers owned by him that connect with two of our hotels; (6) has the right to require the redemption of his LP Units; (7) utilizes our administration and other services for his outside business interests, for which he reimburses us; (8) utilizes the services of certain of our employees in his personal enterprises and personally subsidizes those employees' compensation; and (9) owns the real estate underlying one of our hotels, which we lease from him. We describe these arrangements in further detail under "Certain Relationships and Related Transactions." In the event that Mr. Hammons experienced material adverse changes in his outside business interests, we could receive negative publicity as the result of his close ties to us, and it is possible the market price of our stock and the rating of our debt could be affected.

            WE DEPEND ON CERTAIN KEY MEMBERS OF OUR EXECUTIVE MANAGEMENT.

            We are dependent on certain key members of our executive management, a loss of whose services could have a material effect on our business and future operations. Some of our executive officers, including our president, Lou Weckstein, spend a portion of their time performing services for Mr. Hammons unrelated to our business, which he personally subsidizes.

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

            During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of December 31, 2004, we had incurred approximately $12.6 million to correct the underlying moisture problem and no further costs are anticipated. During the third quarter of 2003, summary judgment was granted to our insurance carrier in one action and later affirmed on appeal, and summary judgment was granted to one of our window manufacturers. On another action, we received a settlement of $0.2 million during the third quarter of 2004. We plan to continue to vigorously pursue collection of these costs, although there can be no assurance that we will be successful.

            We have paid all costs incurred and expected to be incurred in connection with the 16 hotels at which we discovered problems. Virtually all of our properties include the same type of windows. While we have found no evidence of any water damage in any other locations, problems could develop with the windows in other hotels in the future. If such problems were to become widespread, and we were unable to collect from the manufacturers or our insurance carrier, the cost would be significant and could adversely impact our cash flow and results of operations.

            COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

            Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and AMEX rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment requires the commitment of significant financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our stock.

RISKS RELATED TO OUR DEBT

            OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

            We have a substantial amount of indebtedness. As of December 31, 2004, we had total indebtedness of $765.2 million. Our substantial indebtedness could, among other things:

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

            WE CANNOT ASSURE YOU THAT WE WILL CONTINUE TO RECEIVE REVENUES FROM HOTELS WE MANAGE.

            We receive a portion of our revenues from managing hotels Mr. Hammons owns. We have management agreements with respect to the hotels owned by Mr. Hammons. Each of the management agreements with the 15 hotels owned by Mr. Hammons or entities controlled by Mr. Hammons are terminable within either 30 or 60 days. We cannot assure you that we will continue to receive revenues with respect to any of these hotels.

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

            Creating operating, cost and guest service efficiencies in each hotel is a top priority. With a total of 59 hotels under management, we believe we are able to realize significant cost savings due to economies of scale. By leveraging the total hotels/rooms under management, we are able to secure volume pricing from vendors not available to smaller hotel companies. We employ a systems trainer responsible for installing new computer systems and providing training to hotel employees to maximize the effectiveness of these systems and to ensure that guest service is enhanced.

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

            We conduct all of our business operations through the Partnership and its subsidiaries. Mr. Hammons beneficially owns all 294,100 shares of our Class B common stock, and 269,100 shares of our Class A common stock, representing 75.7% of the combined voting power of both classes of our common stock. We are the sole general partner of the Partnership through our ownership of all 5,381,075 General Partner units, representing 25.12% of the total equity in the Partnership. Mr. Hammons beneficially owns all 16,043,900 limited partnership units of the Partnership, or the LP Units, representing 74.88% of the total equity in the Partnership. Our Class A common stock represents approximately 22.5% of the total equity of the Partnership, and the Class A common stock, Class B common stock and LP Units beneficially owned by Mr. Hammons represent approximately 77.5% of the total equity in the Partnership.

            Our executive offices are located at 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806 and our telephone number is (417) 864-4300. We are a Delaware corporation formed on September 29, 1994. Our website address is www.jqh.com. We post all of our Form 10-K, Form 10-Q and Form
                   -----------
8-K filings on our website as promptly as practicable after filing with the SEC.

SALES AND MARKETING

            We market our hotels through national marketing programs and local sales managers and a director of sales at each of our hotels. While we make periodic modifications to our marketing concept in order to address regional differences and maintain a sales organization structure based on market needs and local preferences, we generally utilize the same major campaign concept throughout the country. We develop the concepts at our management headquarters, while modifications are implemented by our hotels' regional vice presidents and local sales force, all of whom are experienced in hotel marketing. The sales force reacts promptly to local changes and market trends in order to customize marketing programs to meet each hotel's competitive needs. In addition, the local sales force is responsible for developing and implementing marketing programs targeted at specific customer segments within each market. We require that each of our sales managers complete an extensive sales training program.

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

REGULATIONS AND INSURANCE

            Insurance. To supplement our self insurance programs, we provide property, auto, commercial liability, workers' compensation and medical insurance to the hotel properties under blanket commercial policies we purchase. Insurance expenses for our owned hotels were approximately $13.0 million, $13.3 million, and $13.3 million in 2004, 2003 and 2002, respectively.

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

EMPLOYEES

            We employ over 5,800 full time employees, approximately 150 of whom are members of labor unions. We believe that labor relations with employees are good.

SEASONALITY

            Our hotels have traditionally experienced slight seasonality. Additionally, hotels for the fourth quarter of 2002 reflect 14 weeks of results compared to 13 weeks for the first three quarters of the 2002 fiscal year and all of the quarters in the 2004, 2003 and 2001 fiscal years.

MANAGEMENT

            The following is a biographical summary of the experience of our executive officers and other key officers.

            John Q. Hammons, age 86, is our Chairman, Chief Executive Officer, a director and founder. Mr. Hammons has been actively engaged in the development, management and acquisition of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed over 110 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites Hotels trade names.

            Lou Weckstein, age 68, is our President. Prior to joining us in September 2001, Mr. Weckstein served for ten years as Senior Vice President, Hotel Operations, for Windsor Capital Group, a Los Angeles-based hotel management and development company. Prior to Windsor Capital Group, Mr. Weckstein served eight years as Vice President of Operations for Embassy Suites, Inc. Over his career, Mr. Weckstein spent numerous years as Vice President-Operations for Ramada Inns, Inc. and Vice President-Operations for Sheraton Inns, Inc. He began his career in the hospitality industry as a hotel manager in Cleveland, Ohio.

            Paul E. Muellner, age 48, is our Executive Vice President and Chief Financial Officer. He has been our Chief Financial Officer since 2000 and an Executive Vice President since 2003. From 1998 through 2000, Mr. Muellner served as our Vice President and Corporate Controller. Prior to joining us in June of 1998, Mr. Muellner was Vice President of Finance for Carnival Hotels. He also served as Operations Controller at Omni Hotels as well as positions with Red Lion Inns and Marriott Corporation.

            Debra M. Shantz, age 41, is our Senior Vice President and General Counsel. She joined us in May 1995 as general counsel. Prior thereto, Ms. Shantz was a partner of Farrington & Curtis, P.C. (now Husch & Eppenberger, LLC), a law firm which serves as primary outside counsel for us, and Mr. Hammons, where she practiced primarily in the area of real estate law. Ms. Shantz had been with that firm since 1988.

            William A. Mead, age 51, is our Regional Vice President, Eastern Region. He joined us in that capacity in 1994 from Davidson Hotels, where he had been a general manager.

            Pat A. Shivers, age 53, is our Senior Vice President and Corporate Controller since 2001. Prior to that, he served as Senior Vice President of Administration and Control. He has been active in Mr. Hammons' hotel operations since 1985. Prior thereto, he had served as Vice President of Product Management in Winegardner & Hammons, Inc., a hotel management company.

            Steven E. Minton, age 53, is our Senior Vice President of Architecture since 1993. He joined as a corporate architect in 1985. Prior to that time, Mr. Minton was a project manager with the firm of Pellham and Phillips working on various John Q. Hammons projects.

            Jacqueline A. Dowdy, age 61, is our Secretary since 1982, and a director since 1994. She has been active in Mr. Hammons' hotel operations since 1981. She is an officer of several of our affiliates. We describe these affiliations under "Certain Relationships and Related Transactions."

            L. Scott Tarwater, age 56, is our Senior Vice President of Sales and Marketing since March of 2004. He joined us as Vice President of Sales and Marketing in September 2000 from Windsor Capital Group, in Los Angeles, California, where he served as Senior Vice President, Sales and Marketing, for ten years. Prior to that time, Mr. Tarwater served as Senior Director, Sales and Marketing, for Embassy Suites, Inc., Irving, Texas.

            John D. Fulton, age 54, is our Vice President, Interior Design. He joined us in 1989 from Integra/Brock Hotel Corporation, Dallas, Texas, where he had been Director of Design and Purchasing for ten years.

            Kent S. Foster, age 45, is our Vice President, Human Resources. He joined us in 1999 from Dayco Products, Inc. in Michigan where he served as Director and Manager, Human Resources. Prior thereto, Mr. Foster served as Assistant Vice President and Director, Human Resources, for Great Southern Savings & Loan Association, Springfield, Missouri.

            William T. George, Jr., age 53, is our Vice President, Capital Planning and Asset Management. He joined us in 1994 from Promus Hotel Corporation, where he had been Director of Capital Refurbishment.

ITEM 2. PROPERTIES.

            We lease our headquarters in Springfield, Missouri, from a Missouri company of which Mr. Hammons is a 50% owner. In 2004, we made aggregate annual lease payments of approximately $269,000 to that company. We lease various parcels of land on which we have either constructed a hotel property or certain auxiliary facilities for the hotel to facilitate the property's operations. Our owned hotels are pledged as collateral for our long-term debt. We lease from Mr. Hammons the real estate on which one of these hotels is located. We describe these leases under "Certain Relationships and Related Transactions - Mr. Hammons."

DESCRIPTION OF HOTELS - GENERAL

            Our hotels are located in 20 states and contain a total of 10,853 rooms and suites. A majority of our hotels operate under the Holiday Inn, Embassy Suites Hotels and Marriott trade names. Most of our hotels have assumed a leadership position in their local market by providing a high quality product in a market unable to economically support a second competitor of similar quality.

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

            We retain responsibility for all aspects of the day-to-day management of each of our hotels, including establishing and implementing standards of operation at all levels; hiring, training and supervising staff; creating and maintaining financial controls; regulating compliance with laws and regulations relating to the hotel operations; and providing for the safekeeping, repair and maintenance of the hotels we own. We typically refurbish individual hotels every four to six years. We have spent an average per year of approximately $30.6 million in the last five years on the owned hotels and expect to spend approximately $43.5 million in 2005 on refurbishment of the owned hotels (including approximately $12.6 million related to planned hotel franchise conversions of some of our properties).

OWNED HOTELS

            The following table sets forth certain information concerning location, franchise/name, number of rooms/suites, description and opening date for each of our hotels:

                                                     NUMBER OF                                               OPENING
LOCATION                    FRANCHISE/NAME         ROOMS/SUITES  DESCRIPTION                                  DATE
--------                    --------------         ------------  -----------                                --------
Montgomery, AL........      Embassy Suites             237       Atrium; Meeting Space:  15,000 sq. ft. (c)   8/95
Tucson, AZ............      Holiday Inn                301       Atrium; Meeting Space:  14,000 sq. ft.      11/81
Tucson, AZ............      Marriott                   250       Atrium; Meeting Space:  11,500 sq. ft.      12/96
Little Rock, AR.......      Embassy Suites             251       Atrium; Meeting Space:  14,000 sq. ft.       8/97
Springdale, AR........      Holiday Inn                206       Atrium; Meeting Space:  18,000 sq. ft.       7/89
                                                                 Convention Center:      29,280 sq. ft.
Springdale, AR........      Hampton Inn & Suites       102       Meeting Space:          400 sq. ft.         10/95
Monterey, CA..........      Embassy Suites             225       Atrium; Meeting Space:  13,700 sq. ft.      11/95

                                                     NUMBER OF                                               OPENING
LOCATION                    FRANCHISE/NAME         ROOMS/SUITES  DESCRIPTION                                  DATE
--------                    --------------         ------------  -----------                                --------

Sacramento, CA........      Holiday Inn                362       Meeting Space:          9,000 sq. ft.        8/79
Denver, CO (a)........      Holiday Inn                256       Atrium; Trade Center:   66,000 sq. ft.(b)   10/82
                            (International
                            Airport)
Fort Collins, CO......      Holiday Inn                258       Atrium; Meeting Space:  12,000 sq. ft.       8/85
Coral Springs, FL.....      Marriott                   224       Atrium; Meeting Space:  5,326 sq. ft.        5/99
                                                                 Convention Center:      12,800 sq. ft.
St. Augustine, FL.....      Renaissance                301       Atrium; Meeting Space:  9,000 sq. ft.(c)     5/98
Tampa, FL.............      Embassy Suites             247       Atrium; Meeting Space:  18,000 sq. ft.       1/98
Cedar Rapids, IA......      Marriott                   219       Atrium; Meeting Space:  11,250 sq. ft.       9/88
Davenport, IA.........      Radisson                   221       Atrium; Meeting Space:  7,800 sq. ft.(c)    10/95
Des Moines, IA........      Embassy Suites             234       Atrium; Meeting Space:  13,000 sq. ft.       9/90
Des Moines, IA........      Sheraton                   285       Atrium; Meeting Space:  15,000 sq. ft.       1/87
Topeka, KS............      Capitol Plaza              224       Atrium; Meeting Space:  7,000 sq. ft.(c)     8/98
Bowling Green, KY.....      Holiday Inn                218       Atrium: Meeting Space:  4,000 sq. ft.(c)     8/95
Branson, MO...........      Chateau on the Lake        301       Atrium; Meeting Space:  40,000 sq. ft.       5/97
Jefferson City, MO....      Capitol Plaza              255       Atrium; Meeting Space:  14,600 sq. ft.       9/87
Joplin, MO............      Holiday Inn                262       Atrium; Meeting Space:  8,000 sq. ft.        6/79
                                                                 Trade Center:           32,000 sq.ft.(b)
Kansas City, MO (a)...      Embassy Suites             236       Atrium; Meeting Space:  12,000 sq. ft.       4/89
Kansas City, MO (a)...      Homewood Suites            117       Extended Stay                                5/97
Springfield, MO.......      Holiday Inn                188       Atrium; Meeting Space:  3,020 sq. ft.        9/87
Omaha, NE.............      Embassy Suites             249       Atrium; Meeting Space:  13,000 sq. ft.       1/97
Reno, NV..............      Holiday Inn                284       Meeting Space:          8,700 sq. ft.        2/74
Albuquerque, NM.......      Marriott                   310       Atrium; Meeting Space:  12,300 sq. ft.      12/86
Charlotte, NC.........      Renaissance Suites         275       Atrium; Meeting Space:  17,400 sq. ft.      12/99
Greensboro, NC (a)....      Embassy Suites             219       Atrium; Meeting Space:  10,250 sq. ft.       1/89
Greensboro, NC (a)....      Homewood Suites            104       Extended Stay                                8/96
Raleigh-Durham, NC....      Embassy Suites             273       Atrium; Meeting Space:  20,000 sq. ft.       9/97
Oklahoma City, OK.....      Renaissance                311       Atrium; Meeting Space:  10,150 sq. ft.(c)    1/00
Portland, OR (a)......      Holiday Inn                286       Atrium; Trade Center:   37,000 sq. ft.(b)    4/79
Portland, OR (a)......      Embassy Suites             251       Atrium; Meeting Space:  11,000 sq. ft.       9/98
Columbia, SC .........      Embassy Suites             214       Atrium; Meeting Space:  13,000 sq. ft.       3/88
Greenville, SC........      Embassy Suites             268       Atrium; Meeting Space:  20,000 sq. ft.       4/93
North Charleston, SC (a)    Embassy Suites             255       Atrium; Meeting Space:  3,000 sq. ft.(c)     2/00
Beaumont, TX..........      Holiday Inn                253       Atrium; Meeting Space:  12,000 sq. ft.       3/84
Dallas, Ft. Worth
   Airport, TX (a)....      Embassy Suites             329       Atrium; Meeting Space:  18,900 sq. ft.       8/99
Houston, TX (a).......      Marriott                   287       Atrium; Meeting Space:  14,300 sq. ft.      12/85
Mesquite, TX..........      Hampton Inn & Suites       160       Meeting Space:          21,200 sq. ft.       4/99
                                                                 Convention Center:      35,100 sq. ft.(c)
Charleston, WV........      Embassy Suites             253       Atrium; Meeting Space:  14,600 sq. ft.      12/97
Madison, WI...........      Marriott                   292       Atrium; Meeting Space:  15,000 sq. ft.(b)    10/85
                                                                 Convention Center:      50,000 sq. ft.

(a)   Airport location.

(b) The trade or convention center is located adjacent to hotel and is owned by Mr. Hammons, except the convention centers in Madison, Wisconsin and Denver, Colorado, which we own.

(c)   Large civic center is located adjacent to hotel.

MANAGED HOTELS

            The managed hotels consist of 15 hotels, including one Holiday Inn and one Holiday Inn Express, one Sheraton, four Embassy Suites, three Marriott Courtyards, two Marriott Residence Inns, two Renaissance properties, and one non-franchised hotel, located in nine states (Arkansas, Kansas, Missouri, Nebraska, Oklahoma, South Carolina, South Dakota, Tennessee and Texas), and contain a total of 3,278 guest rooms. There is a convention and trade center adjacent to six of our managed hotels.

            We provide management services to the managed hotels within the guidelines contained in the annual operating and capital plans submitted to the hotel owner for review and approval during the final 30 days of the preceding year. We are responsible for the day-to-day operations of the managed hotels. While we are responsible for the implementation of major refurbishment and repairs, the actual cost of such refurbishments and repairs is borne by the hotel owner. We earn annual management fees of 3% to 4% of the hotel's revenues. Each of the management contracts with the 15 hotels owned by Mr. Hammons or entities controlled by Mr. Hammons are terminable within either 30 or 60 days.

ITEM 3. LEGAL PROCEEDINGS.

            Two lawsuits have been filed against us (in the Court of Chancery of the State of Delaware in and for New Castle County), Jolly Roger Fund L.P. and Jolly Roger Offshore Fund, Ltd. vs. John Q. Hammons Hotels Inc., et al, filed October 19, 2004 and Garco Investments LLP v. John Q. Hammons Hotels, Inc., et al., filed October 20, 2004. Both of these class action lawsuits originally sought injunctive relief to prevent any merger transaction and asserted that the original price offered to the public shareholders was not equivalent to the "sweetheart deal" offered to John Q. Hammons. These lawsuits have been consolidated into one action and the complaint has been amended to seek compensation, attorney fees and costs of the action for plaintiffs' efforts because they allegedly added value for the minority public shareholders as evidenced by the fact the proposed stock acquisition price has risen from the initial $13.00 a share to the current proposal of $24.00 per share. The parties have agreed that no responsive pleadings are required to be filed until March 31, 2005. We have not recorded an obligation with regard to this matter, as a loss is not yet probable nor can an amount of loss be reasonably estimated. Management will continue to assess the situation and adjustments will be recorded, if necessary, in the period in which new facts and circumstances arise.

            We are party to various other legal proceedings arising from its consolidated operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            We submitted no matters to a vote of our shareholders during the fourth quarter of the 2004 fiscal year.

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

(a)         MARKET INFORMATION

            Our Class A common stock was listed on the New York Stock Exchange from November 23, 1994 until February 28, 2000, under the symbol "JQH." Effective February 28, 2000, the Class A common stock began trading on the American Stock Exchange under the symbol "JQH." There is no established public trading market for our Class B common stock. The following table sets forth the high and low sale prices for our Class A common stock as reported on AMEX for the fiscal periods indicated.

                             STOCK PRICE PER SHARE
                             HIGH              LOW
                             ----              ---
2004
----
First Quarter               $  9.90          $  7.02
Second Quarter              $  9.71          $  8.91
Third Quarter               $ 11.45          $  9.55
Fourth Quarter              $ 20.25          $ 10.88

2003
----
First Quarter               $ 5.80           $  4.84
Second Quarter              $ 6.18           $  4.60
Third Quarter               $ 6.95           $  5.67
Fourth Quarter              $ 7.15           $  6.50

(b)         HOLDERS

            Based on the number of Annual Reports requested by brokers, we estimate that we have approximately 1,300 beneficial owners of our Class A common stock. On March 15, 2005, there were approximately 235 holders of record of our Class A common stock and one holder of our Class B common stock.

(c)         DIVIDENDS

            We have never paid cash dividends on our capital stock and do not intend to pay cash dividends in 2005 as we intend to re-invest earnings in continued growth of our operations.

(d)         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

            We disclose information about our securities authorized for issuance under equity compensation plans in Item 12 of this annual report.

ITEM 6. SELECTED FINANCIAL DATA.

            The selected consolidated financial information for the 2004, 2003, 2002, 2001 and 2000 fiscal years has been derived from, and should be read in conjunction with, our consolidated financial statements. The information presented below also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under
Item 7. Our fiscal year ends on the Friday nearest December 31.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                      (in thousands, except per share amounts, ratios and
                                                                                           hotel data)
                                                                  -------------------------------------------------------------
                                                                     2004         2003         2002        2001         2000
FISCAL YEAR END                                                   ---------    ---------    ---------    ---------    ---------
REVENUES:
Rooms (a)                                                         $ 266,800    $ 256,564    $ 258,068    $ 251,729    $ 250,847
Food and beverage                                                   112,389      108,315      112,072      111,585      113,464
Meeting room rental, related party management fee and other (b)      51,591       48,596       50,181       50,100       47,048
                                                                  ---------    ---------    ---------    ---------    ---------
 Total revenues                                                     430,780      413,475      420,321      413,414      411,359
                                                                  ---------    ---------    ---------    ---------    ---------
OPERATING EXPENSES:
Direct operating costs and expenses:  (c)
 Rooms                                                               66,712       64,096       65,321       64,123       64,066
 Food and beverage                                                   84,178       82,524       86,329       88,933       92,728
 Other                                                                2,145        2,584        3,037        3,137        3,516
General, administrative, sales, and
 management service expenses (d,e)                                  139,902      130,980      130,571      124,872      117,510
Repairs and maintenance                                              18,193       17,430       17,478       16,920       16,111
Asset impairment (f)                                                      -        9,700            -            -            -
Depreciation and amortization                                        49,519       49,783       52,106       60,074       51,496
                                                                  ---------    ---------    ---------    ---------    ---------
 Total operating expenses                                           360,649      357,097      354,842      358,059      345,427
                                                                  ---------    ---------    ---------    ---------    ---------
INCOME FROM OPERATIONS                                               70,131       56,378       65,479       55,355       65,932

OTHER (INCOME) EXPENSE:
Other income                                                           (193)        (175)           -            -            -
Interest expense and amortization of deferred financing fees,
 net of interest income                                              65,498       67,522       69,323       69,374       71,780
Extinguishment of debt costs (m)                                        144          774        7,411          474            -
                                                                  ---------    ---------    ---------    ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
 MINORITY INTEREST AND PROVISION FOR INCOME
 TAXES                                                                4,682      (11,743)     (11,255)     (14,493)      (5,848)
Minority interest in losses of partnership                                -        5,859        8,549       11,016        4,192
                                                                  ---------    ---------    ---------    ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                                           4,682       (5,884)      (2,706)      (3,477)      (1,656)
Provision for income taxes (g)                                         (177)        (150)        (150)        (150)        (150)
                                                                  ---------    ---------    ---------    ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                              4,505       (6,034)      (2,856)      (3,627)      (1,806)
Income (loss) from discontinued operations, net of minority
interest (n)                                                         (5,150)      (1,027)          95          508          970
                                                                  ---------    ---------    ---------    ---------    ---------
NET LOSS ALLOCABLE TO THE COMPANY                                 $    (645)   $  (7,061)   $  (2,761)   $  (3,119)   $    (836)
                                                                  =========    =========    =========    =========    =========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
 Earnings (loss) from continuing operations                       $    0.87    $   (1.19)   $   (0.56)   $   (0.71)   $   (0.34)
 Earnings (loss) from discontinued operations                         (0.99)       (0.20)        0.02         0.10         0.18
                                                                  ---------    ---------    ---------    ---------    ---------
     Net loss allocable to the Company                            $   (0.12)   $   (1.39)   $   (0.54)   $   (0.61)   $   (0.16)
                                                                  =========    =========    =========    =========    =========

continued

                                                                   2004         2003          2002          2001         2000
FISCAL YEAR END                                                ---------     ---------     ---------     ---------     ---------
OTHER DATA
 EBITDA from continuing operations (h)                         $ 119,650     $ 106,161     $ 117,585     $ 115,429     $ 117,428
 Net cash provided by operating activities                        66,283        54,747        48,077        50,903        36,982
 Net cash used in investing activities                           (34,757)      (27,346)      (34,363)      (39,658)      (45,584)
 Net cash (used in) provided by financing activities             (14,272)      (25,385)      (24,238)      (23,786)        5,037

MARGIN AND RATIO DATA FROM CONTINUING OPERATIONS
 EBITDA margin from continuing operations (% of total revenue
  from continuing operations) (h)                                   27.8%         25.7%         28.0%         27.9%         28.5%
Earnings to fixed charges ratio (i)                                 1.07x          N/A           N/A           N/A           N/A

OPERATING DATA FROM CONTINUING OPERATIONS
 Owned hotels:
  Number of hotels                                                    44            44            44            44            44
  Number of rooms                                                 10,853        10,858        10,857        10,861        10,861
  Average occupancy                                                 65.7%         64.6%         64.6%         63.3%         64.5%
  Average daily room rate (ADR)  (j)                           $  102.77     $  100.55     $   99.13     $  100.55     $   98.89
  Room revenue per available room (RevPAR) (k)                 $   67.51     $   64.92     $   64.05     $   63.68     $   63.79
  Increase in yield (l)                                              4.0%          1.4%          0.6%         (0.2%)         6.4%

BALANCE SHEET DATA
 Total assets                                                  $ 816,499     $ 822,183     $ 859,952     $ 881,724     $ 920,884
 Total debt, including current portion                           765,204       781,072       806,342       813,007       836,707
 Minority interest of holders of the LP units                          -             -         5,901        14,111        23,515
 Refundable equity                                                   655             -             -             -             -
 Equity (deficit)                                                 (1,525)       (2,462)        4,496         7,194        10,242

(a)   Includes revenues derived from rooms from continuing operations.

(b) Includes meeting room rental, related party management fees for providing management services to the Managed Hotels and other from continuing operations.

(c) Includes expenses incurred in connection with rooms, food and beverage and telephones from continuing operations.

(d) Includes expenses incurred in connection with franchise fees, administrative, marketing and advertising, utilities, insurance, property taxes, rent and other from continuing operations.

(e) Includes expenses incurred providing management services to the Managed Hotels.

(f) We recognized impairment charges of $9.7 million related to our World Golf Village Hotel during 2003. The resulting impairment reserve was based on fair market values derived from independent third party valuations.

(g) We have been taxed as a C Corporation on our portion of the Partnership's earnings.

(h) EBITDA from continuing operations is defined as income from continuing operations before income (loss) from discontinued operations, interest expense, net, income tax expense, depreciation and amortization, minority interest, extinguishment of debt costs and other income. Management considers EBITDA to be one measure of operating performance for us before debt service that provides a relevant basis for comparison, and EBITDA is presented to assist investors in analyzing our performance. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. EBITDA from continuing operations for 2003 includes an asset impairment charge of $9.7 million.

                                                                 2004      2003        2002      2001       2000
                                                               --------   --------   --------  --------   --------
RECONCILIATION OF NET LOSS ALLOCABLE TO THE
COMPANY TO EBITDA FROM CONTINUING OPERATIONS:
Net loss allocable to the Company                             ($    645) ($  7,061) ($  2,761)($  3,119) ($    836)
Income (loss) from discontinued operations                        5,150      1,027        (95)     (508)      (970)
Provision for income taxes                                          177        150        150       150        150
Minority interest in loss of partnership                              -    ($5,859)   ($8,549) ($11,016)   ($4,192)
Interest expense and amortization of deferred financing fees     65,498     67,522     69,323    69,374     71,780
Other income                                                      ($193)     ($175)         -         -          -
Depreciation and amortization                                    49,519     49,783     52,106    60,074     51,496
Extinguishment of debt costs                                        144        774      7,411       474          -
                                                              ---------   --------   --------  --------   --------
EBITDA from continuing operations                              $119,650   $106,161   $117,585  $115,429   $117,428
                                                              ---------   --------   --------  --------   --------

(i) Earnings used in computing the earnings to fixed charges ratios consist of income (loss) from continuing operations before minority interest and provision for income taxes, plus fixed charges. Fixed charges consist of interest expense and that portion of rental expense representative of interest (deemed to be one-third of rental expense). Fixed charges in excess of earnings for the 2003, 2002, 2001 and 2000 fiscal years were $11.7 million, $11.3 million, $14.5 million and $6.4 million, respectively.

(j) Total room revenue from continuing operations divided by the number of occupied rooms from continuing operations (ADR). Occupied rooms from continuing operations represent the number of rooms sold during period presented.

(k) Total room revenue from continuing operations divided by number of available rooms from continuing operations. Available rooms from continuing operations represent the number of rooms available for rent from continuing operations multiplied by the number of days in the period presented.

(l) Increase in yield represents the period-over-period increases in yield. Yield is defined as the room revenue per available room (RevPAR).

(m) We adopted a new accounting pronouncement in 2003 which requires the loss on extinguishment of debt that was classified as an extraordinary item in prior periods to be reclassified to other expenses.

(n) We sold two properties during 2004 and one during January 2005. The operating results of the three sold properties have been reclassified to discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion in conjunction with our selected financial data and consolidated financial statements included elsewhere in this Form 10-K.

RECENT EVENTS

        We have announced over the past several months that we and our principal stockholder have been engaged in discussions with parties regarding a possible merger transaction. Our board of directors appointed a special committee, or the Special Committee, composed solely of outside independent directors to conduct all negotiations on our behalf. On March 9, 2005, we announced that we and John
Q. Hammons, have agreed to continue to negotiate exclusively with an investor group led by JQH Acquisition, LLC through April 30, 2005 regarding a possible transaction. Although terms of the investor group's proposal remain subject to further discussion and negotiation, the proposal contemplates a merger transaction in which our Class A shares would be purchased for $24.00 cash per share. Although we continue to work through a number of items that remain to be negotiated, particularly with respect to the documentation of the various arrangements that have been agreed to in principle between the investor group and Mr. Hammons, there can be no assurance that a transaction will be consummated.

GENERAL

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

        From 2000 through 2004, our total revenues from continuing operations grew at an annual compounded growth rate of 1.2%, from $411.4 million to $430.8 million. Occupancy during that period increased from 64.5% to 65.7%. At the same time, our average daily room rate increased by 3.9%, from $98.89 to $102.77, and room revenue per available room increased by 5.8%, from $63.79 to $67.51.

        The terrorist attacks of September 11, 2001, caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concern about travel safety. Although we have rebounded to prior years' levels since, general economic conditions, including the speed and strength of the economic recovery, could have an impact on our future operating results.

RESULTS OF CONTINUING OPERATIONS

FISCAL YEAR END                                   2004         2003         2002            2001           2000
                                              -----------   -----------   -----------   -----------   -----------
OWNED HOTELS
  Average Occupancy                                 65.7%         64.6%         64.6%         63.3%         64.5%
  Average Daily Room Rate (ADR)               $   102.77    $   100.55    $    99.13    $   100.55    $    98.89
  Room Revenue per Available Room (Rev PAR)   $    67.51    $    64.92    $    64.05    $    63.68    $    63.79
  Available Rooms (a)                          3,951,885     3,952,039     4,029,431     3,953,222     3,932,337
  Number of Hotels                                    44            44            44            44            44

MATURE HOTELS (b)
  Average Occupancy                                 65.7%         64.6%         64.6%         63.2%         65.2%
  Average Daily Room Rate (ADR)               $   102.77    $   100.55    $    99.13    $    99.97    $    97.15
  Room Revenue per Available Room (Rev PAR)   $    67.51    $    64.92    $    64.05    $    63.14    $    63.39
  Available Rooms (a)                          3,951,885     3,952,039     4,029,431     3,747,198     3,387,629
  Number of Hotels                                    44            44            44            42            38

NEW HOTELS (b)
  Average Occupancy                                    -%            -%            -%         66.4%         59.9%
  Average Daily Room Rate (ADR)               $        -    $        -    $        -    $   110.55    $   110.68
  Room Revenue per Available Room (Rev PAR)   $        -    $        -    $        -    $    73.37    $    66.29
  Available Rooms (a)                                  -             -             -       206,024       544,708
  Number of Hotels                                     -             -             -             2             6

PERCENTAGES OF TOTAL REVENUES
  REVENUES
  Rooms                                             61.9%         62.0%         61.4%         60.9%         61.0%
  Food and beverage                                 26.1%         26.2%         26.7%         27.0%         27.6%
  Meeting room rental and other                     12.0%         11.8%         11.9%         12.1%         11.4%
                                              ----------    ----------    ----------    ----------    ----------
    Total revenues                                 100.0%        100.0%        100.0%        100.0%        100.0%
                                              ----------    ----------    ----------    ----------    ----------
OPERATING EXPENSES
  Direct operating costs and expenses
     Rooms                                          15.5%         15.5%         15.5%         15.5%         15.6%
     Food and beverage                              19.5%         20.0%         20.5%         21.5%         22.5%
     Other                                           0.5%          0.6%          0.7%          0.8%          0.9%
General, administrative, sales, and
     management service expenses                    32.5%         31.7%         31.1%         30.2%         28.6%
Repairs and maintenance                              4.2%          4.2%          4.2%          4.1%          3.9%
Asset impairment                                       -%          2.4%            -%            -%            -%
Depreciation and amortization                       11.5%         12.0%         12.4%         14.5%         12.5%
                                              ----------    ----------    ----------    ----------    ----------
   Total operating expenses                         83.7%         86.4%         84.4%         86.6%         84.0%
                                              ----------    ----------    ----------    ----------    ----------
Income from Operations                              16.3%         13.6%         15.6%         13.4%         16.0%
                                              ==========    ==========    ==========    ==========    ==========

(a) Available rooms represent the number of rooms available for rent multiplied by the number of days in the period reported or, in the case of New Hotels, the number of days the hotel was open during the period reported. The Company's 2002 Fiscal Year contained 53 weeks, or 371 days, while its 2004, 2003, 2001 and 2000 Fiscal Years each contained 52 weeks, or 364 days.

(b) We track the performance of our Owned Hotels in two groups. One group of hotels are those we opened during the current and prior Fiscal Years (New Hotels). The remainder, excluding the New Hotels, we refer to as Mature Hotels. During 2004, 2003 and 2002 Fiscal Years, there were no New Hotels. The distinction between Mature and New Hotels has become less significant since cessation of our development.

2004 FISCAL YEAR COMPARED TO 2003 FISCAL YEAR

         Total revenues from continuing operations increased to $430.8 million in 2004 from $413.5 million in 2003, or 4.2%, reflecting a continued improvement in the general economy. We experienced increases in the corporate transient, corporate group and government market segments of our business as a result of the improved economy. Our business reflected a shift from the association market segment in 2003 to the corporate market segment in 2004.

      Room revenues from continuing operations increased $10.2 million, or 4.0%, from 2003, primarily in the corporate transient, corporate group and government market segments of our business. Rooms revenues, as a percentage of total revenues, decreased slightly to 61.9%, compared to 62.0% in 2003. Our average room rate increased to $102.77 in 2004 from $100.55 in 2003, an increase of 2.3%. Occupancy increased slightly to 65.7% in 2004 from 64.6% in 2003. Occupancy for the hotel industry, as reported by Smith Travel Research, was 61.3%, up 3.7% from 2003. Our revenue per available room (RevPAR) was $67.51 in 2004, up $2.59, or 4.0%, from 2003. RevPAR for the hotel industry was $52.93, up 7.8% from 2003.

      Food and beverage revenues from continuing operations increased $4.1 million, or 3.8%, from 2003, but decreased slightly as a percentage of total revenues to 26.1% from 26.2%. The dollar increase was primarily related to increased banquet sales during 2004.

      Meeting room rental, related party management fee and other revenues from continuing operations increased by $3.0 million, or 6.2%, in 2004 from 2003, and increased as a percentage of total revenues, to 12.0% from 11.8%. The increase was attributable to increases in related party management fees, meeting room rental fees and rooms other income, partially offset by a decrease in telephone revenues.

      Rooms operating expenses from continuing operations increased by $2.6 million, or 4.1%, in 2004. The increase was primarily attributable to increased labor costs related to the increased occupancy.

      Food and beverage operating expenses from continuing operations increased by $1.7 million, or 2.1%, from 2003 as the result of increased food and beverage revenues, but decreased as a percentage of food and beverage revenues to 74.9% in 2004, from 76.2% in 2003. The dollar increase was primarily attributable to increased labor costs directly related to higher sales volumes discussed above.

      Other operating expenses from continuing operations decreased by $0.5 million, or 19.2%, from 2003 and decreased as a percentage of meeting room rental, related party management fee and other income, to 4.1% in 2004, from 5.4% in 2003.

      General, administrative, sales and management service expenses from continuing operations increased by $8.9 million, or 6.8%, and increased as a percentage of total revenues to 32.5% from 31.7% in 2003. The increase was primarily attributable to increases in costs associated with administrative and sales and marketing compensation, legal and professional fees associated with our merger proposal, utilities, franchise frequent travel programs and credit card commissions, partially offset by decreases in property taxes.

      Repairs and maintenance expenses from continuing operations increased slightly, by $0.8 million compared to 2003, but remained stable as a percentage of revenues, at 4.2%.

      Depreciation and amortization expenses from continuing operations decreased by $0.3 million, or 0.6%, in 2004 from 2003, and decreased as a percentage of total revenues to 11.5% from 12.0% in 2003. The decrease related to cessation of new hotel development in 1998.

      Income from operations increased by $13.7 million, or 24.3%, from 2003, largely because of the absence of the 2003 asset impairment charge of $9.7 million described below.

      Income (loss) from continuing operations before minority interest and provision for income taxes was $4.7 million of income in 2004, compared to a loss of $11.7 million in 2003, primarily as a result of the asset impairment charge, greater interest expense and extinguishment of debt costs in 2003.

      Income (loss) from continuing operations was $4.5 million of income, compared to a loss of $6.0 million in 2003. The 2004 results from continuing operations include $3.6 million for the recapture of the limited partners' losses we absorbed in previous quarters before the impact of discontinued operations. An additional $4.2 million must be recaptured before the limited partners can be allocated future earnings. The 2003 results from continuing operations included two items, which, after giving effect to minority interest, had an unfavorable net impact of approximately $5.4 million on our income from continuing operations. One of the items was the recognition of a $2.3 million asset impairment, net of minority interest, due to the decline of the property's fair value. The other item includes $3.1 million for the limited partners' losses we must absorb, due to the inability of the limited partners' net contribution to fall below zero.

The following represents a reconciliation of the income from continuing operations, as reported, to income from continuing operations, as adjusted (in thousands):

                                                                   2004       2003
                                                                 -------     -------
Income (loss) from continuing operations, as reported            $ 4,505     ($6,034)

Additions (subtractions):
  Asset impairment, net of $7,366 of expected minority interest        -       2,334
  Reallocation of minority interest earnings                      (3,552)      3,059
                                                                 -------     -------
    Sub total                                                     (3,552)      5,393
                                                                 -------     -------

Income (loss) from continuing operations, as adjusted            $   953     ($  641)
                                                                 =======     =======

      Net loss allocable to the Company was $0.6 million in 2004 compared to $7.1 million in 2003, as the result of the factors discussed above.

      Basic and diluted loss per share was $0.12 for 2004, compared to $1.39 for 2003.

2003 FISCAL YEAR COMPARED TO 2002 FISCAL YEAR

      Total revenues from continuing operations decreased by $6.8 million, or 1.6%, in 2003, as fourth quarter 2003 revenues (13 weeks) decreased compared to the 2002 fourth quarter (14 weeks). The decrease is attributable to decreases in the corporate, leisure and corporate group market segments of our business.

      Rooms revenues from continuing operations decreased by 0.6% from 2002, as the result of a decrease in rooms revenues in the fourth quarter of 2003, related primarily to the decreases in corporate, leisure and corporate group market segments of our business mentioned above. Rooms revenues, as a percentage of total revenues, increased to 62.0%, compared to 61.4% in 2002. Our average room rate increased to $100.55 in 2003 from $99.13 in 2002, an increase of 1.4%. Occupancy remained stable at 64.6%. Occupancy for the hotel industry, as reported by Smith Travel Research, was 59.2%, up 0.2% from 2002. Our revenue per available room (RevPAR) was $64.92 in 2003, up $0.87, or 1.4%, from 2002. RevPAR for the hotel industry was $49.34, up 0.2% from 2002.

      Food and beverage revenues from continuing operations decreased $3.8 million, or 3.4%, in 2003 from 2002, and decreased as a percentage of total revenues to 26.2% from 26.7% in 2002. The decrease related primarily to the decrease in the corporate group market segment of our business discussed above.

      Meeting room rental, related party management fee and other revenues from continuing operations decreased by $1.6 million, or 3.2%, in 2003 from 2002, and decreased slightly as a percentage of total revenues, to 11.8% from 11.9%. The decrease was attributable to declines in telephone department revenues as well as the decrease from the corporate group market segment of our business.

      Rooms operating expenses from continuing operations decreased by $1.2 million, or 1.8%, in 2003, and decreased as a percentage of rooms revenue, to 25.0% from 25.3% in 2002. The decrease was primarily attributable to reduced labor costs and favorable workers' compensation loss experience.

      Food and beverage operating expenses from continuing operations decreased by $3.8 million, or 4.4%, from 2002 as the result of decreased food and beverage revenues, but also decreased as a percentage of food and beverage revenues to 76.2% in 2003, from 77.0% in 2002. The decrease was primarily attributable to reduced labor costs directly related to lower sales volumes as discussed above.

      Other operating expenses from continuing operations decreased by $0.4 million, or 13.3%, from 2002 and decreased as a percentage of meeting room rental, related party management fee and other income, to 5.4% in 2003, from 6.0% in 2002.

      General, administrative, sales and management service expenses from continuing operations increased by $0.4 million, or 0.3%, and increased as a percentage of total revenues to 31.7% from 31.1% in 2002. The increase was primarily attributable to increases in costs associated with sales and marketing compensation, franchise frequent traveler programs, utilities and credit card commissions, partially offset by decreases in franchise fees and property taxes.

      Asset impairment from continuing operations of $9.7 million in 2003 was attributable to the write down of our World Golf Village property to reflect the difference between the net book value and the current estimated fair value of this property obtained from independent third party valuations.

      Depreciation and amortization expenses from continuing operations decreased by $2.3 million, or 4.4%, in 2003 from 2002, and decreased as a percentage of total revenues to 12.0% from 12.4% in 2002. The decrease related to cessation of new hotel development in 1998.

      Income from operations decreased by $9.1 million, or 13.9%, from 2002, as the result of the $9.7 million asset impairment charge described above, partially offset by reduced depreciation and amortization expenses.

      Loss from continuing operations was $6.0 million, compared to $2.9 million in 2002. The 2003 results from continuing operations included two items, which, after giving effect to minority interest, had an unfavorable net impact of approximately $5.4 million on our income from continuing operations. One of the items was the recognition of a $2.3 million asset impairment, net of minority interest, due to the decline of the property's fair value. The other item includes $3.1 million for the limited partners' losses we must absorb, due to the inability of the limited partners' net contribution to fall below zero. The 2002 results from continuing operations had no reallocations of minority interest or impact from asset impairment.

The following represents a reconciliation of the income from continuing operations, as reported, to income from continuing operations, as adjusted (in thousands):

                                                                    2003        2002
                                                                  --------    --------
Loss from continuing operations, as reported                      ($6,034)    ($2,856)

Additions:
 Asset impairment, net of $7,366 of expected minority interest      2,334           -
 Reallocation of minority interest earnings                         3,059           -
                                                                  -------     -------
   Sub total                                                        5,393           -
                                                                  -------     -------

Loss from continuing operations, as adjusted                      ($  641)    ($2,856)
                                                                  =======     =======

      Net loss allocable to the Company was $7.1 million for 2003 compared to $2.8 million in 2002.

      Basic and diluted loss per share was $1.39 for 2003, compared to $0.54 for 2002.

LIQUIDITY AND CAPITAL RESOURCES

      In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

      At December 31, 2004, we had $41.0 million of cash and equivalents and $22.3 million of marketable securities, compared to $23.8 million and $15.7 million, respectively, at the end of 2003. Such amounts are available for our working capital requirements, capital expenditures and debt service. At December 31, 2004 and January 2, 2004, we had restricted cash reserves of $30.6 million and $21.7 million, respectively. This restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements.

      Cash from operating activities increased to $66.3 million for 2004, from $54.7 million for 2003, an increase of $11.6 million, or 21.2%, primarily attributable to increased sales and operating margins and favorable changes in certain assets and liabilities.

      We incurred capital expenditures of $30.3 million in 2004, compared to $18.4 million in 2003. Capital expenditures typically include capital improvements on existing hotel properties.

      During fiscal 2000, we initiated claims against certain of our construction service providers, as well as with our insurance carrier. These claims resulted from costs we incurred and expected to incur to address moisture related problems caused by water intrusion through defective windows. In December 2001, we initiated legal actions in an effort to collect claims previously submitted. Subsequent to the filing of the legal action, the insurance carrier notified us that a portion of our claims had been denied. As of December 31, 2004, we had incurred approximately $12.6 million to correct the underlying moisture problem and no further costs are anticipated. During the third quarter of 2003, summary judgment was granted to our insurance carrier in one action and later affirmed on appeal, and summary judgment was granted to one of our window manufacturers. On another action, we received settlement of $0.2 million during the third quarter of 2004. We plan to continue to vigorously pursue collection of these costs, although there can be no assurance that we will be successful. Our total cumulative depreciation charge through December 31, 2004, was $7.6 million, which we recorded in fiscal year 2001 to reserve the net historical costs of the hotel property assets refurnished absent any recoveries. To the extent we realize recoveries we will record them as a component of other income.

      At December 31, 2004, our total debt was $765.2 million compared with $781.1 million at the end of 2003. The decrease is primarily attributable to the reduction of long term debt from scheduled principal payments and from the proceeds from the sale of certain hotels during 2004. The current portion of long-term debt was $25.7 million at the end of 2004, compared with $7.4 million at the end of 2003. The increase is primarily attributable to the total debt on our World Golf Village Hotel (approximately $18.4 million) which we paid off on February 23, 2005, as discussed below.

      On January 27, 2005, we completed the sale of a Holiday Inn property located in Emeryville, California. This hotel property served as collateral under the 2002 First Mortgage Notes. Under the terms of these indentures, we provided replacement collateral in accordance with the indenture provisions, as discussed below.

      On February 23, 2005, we utilized the net cash proceeds from the sale of the Northglenn, Colorado and the Emeryville, California hotel properties to pay-off the existing mortgage on our World Golf Village Hotel in St. Augustine, Florida and substitute it as the replacement collateral for the 2002 First Mortgage Notes in accordance with the indenture provisions.

      During the second quarter of 2002, we completed the refinancing of our long-term debt, primarily our $300 million 8-7/8% First Mortgage Notes due February 2004 and our $90 million 9-3/4% First Mortgage Notes due April 2005, as well as $30.1 million of short-term debt, with new $510 million 8-7/8% First Mortgage Notes due May 2012. We expect 2005 capital requirements estimated at $43.5 million (including approximately 12.6 million related to planned hotel franchise conversions of some of our properties) to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2005 capital requirements for normal recurring capital improvement projects.

NEW ACCOUNTING PRONOUNCEMENT

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (as revised December 2003)." The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). We do not have any variable interest entities and therefore, FIN 46R did not impact our financial position, results of operation or cash flow.

      In December 2004, the FASB issued SFAS 123R "Share Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exception, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be realized each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. This will be effective for the third quarter of fiscal 2005, and affect the compensation expense related to stock options recorded in the accompanying consolidated financial statements. As of December 31, 2004, SFAS 123R did not impact the accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to bad debts, investments, valuation of long-lived assets, net of deferred tax assets, self-insurance reserves, contingencies and litigation. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Actual results could differ from our estimates and assumptions.

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

      We consider each individual hotel to be an identifiable component of our business. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we do not consider a hotel as "held for sale" until it is probable that the sale will be completed within one year. Once a hotel is "held for sale" the operations related to the hotel will be included in discontinued operations. We consider a hotel as "held for sale" once the potential transaction has been approved by our board of directors (i.e., Letter of Intent is approved), a contract for sale has been executed, the buyer has completed its due diligence review of the asset, and we have received a deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substitutive conditions to the buyer's obligation to perform have been satisfied, we do not consider a sale to be probable.

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

      We are self-insured for various levels of general liability and auto, workers' compensation and employee medical coverages. Estimated costs related to these self insurance programs are accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, unasserted claims, claim cost, claim frequency, as well as changes in actual experience, could cause these estimates to change.

      We recognize revenues from our rooms, catering and restaurant facilities as earned on the close of business each day.

CONTRACTUAL OBLIGATIONS

      The following table summarizes our significant contractual obligations as of December 31, 2004, including long-term debt and operating lease commitments:

                                                  Payments Due by Period
                                 -----------------------------------------------------
Contractual obligations                       1 Year      2-3        4-5       After 5
(000s omitted)                     Total     or less     Years      Years       Years
Long-term debt                   $765,204    $25,719    $78,976    $53,108    $607,401
Related party leases                7,383      1,208        300        300       5,575
Other leases                       65,283      2,744      5,279      3,845      53,415
                                 --------    -------    -------    -------    --------

Total contractual obligations    $837,870    $29,671    $84,555    $57,253    $666,391
                                 ========    =======    =======    =======    ========

      For 41 of 44 operating hotel properties, which excludes the Holiday Inn Emeryville, California property we sold on January 27, 2005 (as discussed above), we have entered into franchise agreements with national hotel chains that require each hotel to remit to the franchisor monthly fees equal to approximately 3.0% to 6.0% of gross room revenues, as defined. Franchise fees expensed under these contracts were $11.9 million in fiscal 2004, of which $0.5 million is included in discontinued operations. In addition, each hotel under a franchise agreement pays additional advertising, reservation and maintenance fees to the franchisor which range from 1.0% to 4.0% of gross revenues as defined. The amount of expense related to these fees included in the consolidated statements of operations as a component of general, administrative, sales and management service expenses was $10.4 million in fiscal 2004, of which $0.4 million was included in discontinued operations. Since these franchise obligations are dependent on gross revenues and as such are variable, the amounts are not included in the above table. Interest expense obligations also are excluded from the above table.

SEASONALITY

      Our hotels have traditionally experienced slight seasonality. Additionally, hotels for the fourth quarter of 2002 reflect 14 weeks of results compared to 13 weeks for the first three quarters of the 2002 fiscal year and all of the quarters in the 2004, 2003 and 2001 fiscal years.

INFLATION

      The rate of inflation as measured by changes in the average consumer price index has not had a material effect on our revenues or operating results during the three most recent fiscal years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are exposed to changes in interest rates primarily as the result of our investing and financing activities. Investing activity includes operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable rate debt obligations as of December 31, 2004.

EXPECTED MATURITY DATE                                                      THERE-              FAIR
                                    2005    2006   2007    2008    2009    AFTER     TOTAL    VALUE(d)
Long-Term Debt(a)
(IN MILLIONS)
 $510 million First Mortgage Notes  $  -    $  -   $  -    $  -    $  -    $  499    $ 499    $  561-
                                                                                                 569

 Average interest rate(b)            8.9%    8.9%   8.9%    8.9%    8.9%      8.9%     8.9%

 Other fixed-rate debt obligations  $ 25    $ 27   $ 41    $ 26    $  4    $  108    $ 231    $  231

 Average interest rate(b)            9.8%    7.8%   8.4%    8.1%    8.7%      8.6%     8.5%

 Other variable-rate debt
 obligations                        $  1    $ 10   $  1    $ 23    $  -    $    -    $  35    $   35
 Average interest rate(c)            5.5%    5.5%   5.5%    5.5%    5.5%      5.5%     5.5%

(a) Includes amounts reflected as long-term debt due within one year.

(b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of December 31, 2004, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

(d) The fair values of long-term debt obligations approximate their respective historical carrying amounts, except with respect to the $510 million First Mortgage Notes. The fair value of the First Mortgage Notes issued is estimated by obtaining quotes from brokers. A one percentage point change in the quote received for the $510 million First Mortgage Notes would have an effect of approximately $5 million on the fair value, while a one percentage point change in the 8-7/8% discount rate used to calculate the fair value of our other fixed rate debt would change its fair value by approximately $11 million.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Reference is made to the Index to Consolidated Financial Statements and the Financial Statements following such index in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES.

      We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of

1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

      There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

      We have no information required to be disclosed in a report on Form 8-K during the fourth quarter of the 2004 fiscal year that was not reported on such Form 8-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      We list below the members of our board of directors, and we provide certain other information about each person's age, principal occupation or employment during the past five years, the periods during which they have served as directors and positions they currently hold with us.

                            Director   Expiration
                      Age     Since      of Term    Position(s) Held with Company
                      ---   --------   ----------   -----------------------------
Donald H. Dempsey     60      1999        2007      Director

Jacqueline A. Dowdy   61      1994        2005      Director and Secretary

Daniel L. Earley      62      1994        2006      Director

John Q. Hammons       86      1994        2006      Director, Chairman and Chief
                                                    Executive Officer

William J. Hart       64      1994        2005      Director

James F. Moore        62      1995        2006      Director

John E. Lopez-Ona     47      1996        2007      Director

David C. Sullivan     65      1999        2005      Director

      Donald H. Dempsey became a director of the Company in August 1999. From July 1998 until January 2004, Mr. Dempsey served as Executive Vice President, Secretary, Treasurer, Chief Financial Officer and Director of Equity Inns, Inc. Equity Inns, Inc. is a large lodging real estate investment trust headquartered in Germantown, Tennessee. Mr. Dempsey has more than 30 years' experience in corporate and financial management within the hotel industry. Before he joined Equity Inns in July 1998, Mr. Dempsey served as Executive Vice President and Chief Financial Officer of Choice Hotels International, Inc., a publicly traded hotel franchisor. From April 1995 to December 1997, Mr. Dempsey served as Senior Vice President and Chief Financial Officer of Promus Hotel Corporation. From October 1993 to April 1995, he served as Senior Vice President of Finance and Administration of the Hotel Division of The Promus Companies Incorporated, and from December 1991 to October 1993, as Vice President, Finance, of the Hampton Inn/Homewood Suites Hotel Division of The Promus Companies Incorporated. Mr. Dempsey served in various other senior financial and development officer positions with the Hotel Division of The Promus Companies Incorporated and its predecessor companies from 1983 to 1991. From 1969 to 1983, Mr. Dempsey held various corporate and division financial management and administrative positions with Holiday Inns, Inc.

      Jacqueline A. Dowdy has been the Secretary of the Company since 1982 and a director of the Company since 1994. She has been active in Mr. Hammons' hotel operations since 1981. She is an officer and director of several affiliates of the Company.

      Daniel L. Earley has been a director of the Company since 1994. From 1985 until January 2005, Mr. Earley served as President, Chief Executive Officer and a director of the First Clermont Bank, a community bank located in Milford, Ohio, which was owned by Mr. Hammons. In January 2005, that bank was sold and became a division of The Park National Bank, Milford, Ohio, where Mr. Earley remains as President.

      John Q. Hammons is Chairman, Chief Executive Officer, a director and founder of the Company. Mr. Hammons has been actively engaged in the acquisition, development and management of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed 110 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites Hotels tradenames. Mr. Hammons is the controlling shareholder of the Company. See "Security Ownership of Management."

      William J. Hart has been a director of the Company since 1994. He is a member of the law firm of Husch & Eppenberger, LLC, formerly Farrington & Curtis, P.C., a position he has held since 1970. Mr. Hart's firm performs legal services on a regular basis for the Company and personally for Mr. Hammons.

      John E. Lopez-Ona became a director of the Company in May 1996. He was a managing director of Kidder Peabody & Company, Inc., an investment banking firm, from March 1990 through March 1995. Since June 1995, Mr. Lopez-Ona has been the President of Anvil Capital, Inc., a firm he owns, which specializes in principal investment. Since 1998, Mr. Lopez-Ona has been the Chairman and CEO of Six Sigma Qualtec, a premier training, consulting and technology solutions company for performance improvement methodologies.

      James F. Moore became a director of the Company in May 1995. Mr. Moore is Managing Partner, American Products LLC, a privately owned manufacturing company serving the telecommunications industry located in Strafford, Missouri. From 1987 until 2000, he served as Chairman, Chief Executive Officer and a director of Champion Products, Incorporated, the predecessor company to American Products LLC. Prior to 1987, Mr. Moore served as President of the Manufacturing Division of Service Corporation International, a company listed on the New York Stock Exchange.

      David C. Sullivan became a director of the Company in May 1999. He is the Chairman of Sullivan Investments, LLC, a position he has held since May 2000. From December 1997 until May 2000, Mr. Sullivan served as Chairman, Chief Executive Officer and a director of ResortQuest International, a company listed on the New York Stock Exchange that provides vacation rental and property management services. From April 1995 to December 1997, Mr. Sullivan was Executive Vice President and Chief Operating Officer of Promus Hotel Corporation, a publicly traded hotel franchisor, manager and owner of hotels whose brands include Hampton Inn, Homewood Suites and Embassy Suites. From 1993 to 1995, Mr. Sullivan was the Executive Vice President and Chief Operating Officer of the Hotel Division of The Promus Companies Incorporated, or PCI. He was the Senior Vice President of Development and Operations of the Hampton Inn/Homewood Suites Division of PCI from 1991 to 1993. From 1990 to 1991, Mr. Sullivan was the Vice President of Development of the Hampton Inn Hotel Division of PCI. Mr. Sullivan serves on the board of directors of Winston Hotels, Inc.

CORPORATE GOVERNANCE AND OTHER MATTERS

      DIRECTOR INDEPENDENCE. The board of directors has determined that five of its current directors, John E. Lopez-Ona, James F. Moore, David C. Sullivan, Donald H. Dempsey and William J. Hart, are "independent" within the meaning of the American Stock Exchange listing standards. This determination has been made based on written responses provided by each of the directors in a questionnaire regarding relationships and possible conflicts of interest. Mr. Hart and his law firm provide services to the Company, Mr. Hammons and certain of his affiliates. The board of directors has determined that this legal representation of Mr. Hammons and the Company does not impair Mr. Hart's independence because the duty of Mr. Hart and his firm as counsel to the Company is to the Company in its entirety, including all of the shareholders, and not to Mr. Hammons. In the event of a conflict between Mr. Hammons and the Company, Mr. Hart and his firm could not represent either party. In addition, the board considered Mr. Hart's fiduciary duties as a director, and his past performance on the board, and concluded that Mr. Hart had demonstrated an independence of thought and a commitment to the best interest of all shareholders.

      SELECTION OF NOMINEES AND NOMINATIONS BY SHAREHOLDERS. In March of 2004, the board of directors established a nominating committee composed of three independent directors (as defined in the American Stock Exchange listing standards) to select nominees for election as directors. The board has adopted a nominating committee charter governing the nomination process.

      The nominating committee considers director candidates recommended by any shareholder in writing. A shareholder's written recommendation must be received by the committee in a timely manner, but no later than 90 days before the annual meeting, and contain the name of the candidate, a detailed description of his or her experience and qualifications and any other information that may assist the nominating committee in its evaluation of the candidate. The recommendation should be addressed to the Nominating Committee of the Board of Directors c/o Chief Financial Officer, John Q. Hammons Hotels, Inc., 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806.

      The nominating committee uses the same process to review and evaluate all potential director nominees, regardless of who recommends the candidate, and considers the candidate's qualifications in light of the criteria established for board members, as well as any special skills the committee believes are appropriate, in light of the credentials of the other directors. We have never used a director search firm to locate potential board nominees in the past, although the nominating committee is free to do so in the future if it so chooses.

      Criteria and minimum qualifications for new board members include a high level of integrity and ability, independence from the Company and management under the criteria established by the American Stock Exchange listing standards and operating company experience as a member of senior management (operational or financial). The nominating committee also seeks individuals with the time and commitment necessary to perform the duties of a board member, hospitality industry experience or knowledge, and other special skills that complement or supplement the skill sets of current directors.

      In addition to recommending potential nominees to the board, our Bylaws permit shareholders to nominate persons directly for directors if the nominations are made in a timely written notice. We must receive the notice at our principal executive offices not less than 120 days and not more than 180 days before the meeting date (if at least 130 days' notice or prior public disclosure of the annual meeting date is made). If less than 130 days' notice or public disclosure of the meeting date is given to shareholders, we must receive notice not later than the close of business on the 10th day following the day on which such notice of the annual meeting date was mailed or such public disclosure was made. A shareholder's notice of nomination must include certain information (specified in Section 3.5 of our Bylaws) concerning each proposed nominee and the nominating shareholder. We have not received any nominations for directors from shareholders for the 2005 annual meeting.

      DIRECT COMMUNICATIONS WITH THE BOARD OF DIRECTORS. Our board of directors has established the following methods for shareholders to communicate directly with the board of directors or any of its members:

      -     By Mail. Letters may be addressed to the board of directors or to an
            -------
            individual board member as follows:

                      The Board of Directors (or name of individual director) c/o Office of the Chief Financial Officer
                      John Q. Hammons Hotels, Inc.
                      300 John Q. Hammons Parkway, Suite 900
                      Springfield, Missouri  65806

            The Chief Financial Officer will forward (unopened) any correspondence addressed as set forth directly to the named board member, or if addressed to the entire board of directors, to the chair of the audit committee.

      -     By Telephone. We have established a safe and confidential process
            ------------
            for reporting, investigating and resolving employee and other third party concerns related to accounting, auditing and similar matters under the Sarbanes-Oxley Act of 2002. Shareholders may also use this Report Line to communicate with one or more of our directors. The Report Line is operated by an independent, third party service. In the United States, the Report Line can be reached by dialing toll-free 1-888-337-7507.

      BOARD COMMITTEES. Our four standing board committees operate under charters adopted by the board of directors. Those charters are posted on our website at HTTP://WWW.JQH.COM/INDEX.CFM/FUSEACTION/CORPORATE.DSPSUBCMS/PGID/618.
           --------------------------------------------------------------------
In addition, as noted above, our board has established a Special Committee to handle all negotiations with respect to the possible merger of the Company with an outside buyer.

      The audit committee is composed of Messrs. Moore, Dempsey and Lopez-Ona. During the fiscal year ended December 31, 2004, they met four times. The audit committee reviews the scope and results of the independent annual audit. The audit committee also reviews the scope and results of audits performed by our internal auditors. The board of directors has determined that all three members of the audit committee are "independent," as such term is defined by the American Stock Exchange listing standards. In addition, Donald H. Dempsey and John E. Lopez-Ona are both "audit committee financial experts," as defined by SEC rules. The board determined that Mr. Lopez-Ona qualifies as an audit committee financial expert on the basis of his relevant experience, and determined that he has demonstrated the required attributes of an audit committee financial expert during his five-year tenure on our audit committee. In addition to his undergraduate degree in accounting and his graduate degree
(MBA), Mr. Lopez-Ona spent five years at a Fortune 100 conglomerate conducting operation audits and ten years with large New York-based investment banks managing transactions involving large public and private companies.

      The members of the finance committee are Messrs. Earley, Dempsey, Sullivan and Mrs. Dowdy. The finance committee oversees our finance, accounting and development activities, and reviews and makes recommendations to the board concerning all real property acquisitions of $1,000,000 or more, agreements with annual obligations of $250,000 or more, financings of $1,000,000 or more, any agreement or arrangements with Company insiders, sales or purchases of hotels or associated properties, our annual budget and the refinancing of our bonds and bank debt. After finance committee review, board policy provides that all such corporate commitments must be reviewed and approved by the board. During the fiscal year ended December 31, 2004, the finance committee held seven meetings.

      The compensation committee establishes the compensation for our CEO and our executive officers, and also reviews employee compensation and makes recommendations to the board regarding changes in compensation. The committee administers our stock option plan and makes option grants. During the fiscal year ended December 31, 2004, the compensation committee held three meetings. The members of the compensation committee are Messrs. Hart, Moore and Sullivan. The board of directors has determined that all three members of the compensation committee are "independent," as such term is defined by the American Stock Exchange listing standards.

      The nominating committee is composed of Messrs. Hart, Moore and Sullivan. That committee selected the nominees for re-election at the 2005 annual meeting of shareholders.

      MEETINGS OF THE BOARD OF DIRECTORS AND THE SHAREHOLDERS. As a policy of the board of directors, all directors are expected to attend all board and relevant committee meetings, as well as our annual shareholder meeting, if possible. All of our directors attended the 2004 annual shareholders meeting.

      During the fiscal year ended December 31, 2004, our board of directors held eleven meetings. Each director attended all board meetings, except for Mr. Lopez-Ona who attended eight of the eleven board meetings. Each director attended all meetings of each standing committee of which he or she was a member, except for Mr. Lopez-Ona who attended three of the four audit committee meetings. All members of the Special Committee attended all 19 meetings held in 2004, except for Mr. Moore who attended 17 of the 19 Special Committee meetings.

      CODE OF ETHICS. We have adopted a code of ethics that applies to all of our directors, officers and employees, including our chief executive officer, principal financial officer and principal accounting officer. Our code of ethics is posted on our Internet website at HTTP://WWW.JQH.COM/INDEX.CFM/FUSEACTION/CORPORATE.DSPSUBCMS/PGID/618. We intend
--------------------------------------------------------------------
to post any amendments to or waivers from our code of ethics, which must be approved by the board of directors on our Internet website at HTTP://WWW.JQH.COM/INDEX.CFM/FUSEACTION/CORPORATE.DSPSUBCMS/PGID/618. You also
--------------------------------------------------------------------
may obtain, free of charge, a copy of our code of ethics by writing to Investor Relations, John Q. Hammons Hotels, Inc., 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806.

MANAGEMENT

      The following is a biographical summary of the experience of our executive officers and other key officers.

      John Q. Hammons, age 86, is the Chairman, Chief Executive Officer, a director and founder of the Company. Mr. Hammons has been actively engaged in the development, management and acquisition of hotel properties since 1959. From 1959 through 1969, Mr. Hammons and a business partner developed 34 Holiday Inn franchises, 23 of which were sold in 1969 to Holiday Inns, Inc. Since 1969, Mr. Hammons has developed over 110 hotels on a nationwide basis, primarily under the Holiday Inn and Embassy Suites Hotels trade names.

      Lou Weckstein, age 68, is President of the Company. Prior to joining the Company in September 2001, Mr. Weckstein served for ten years as Senior Vice President, Hotel Operations, for Windsor Capital Group, a Los Angeles-based hotel management and development company. Prior to Windsor Capital Group, Mr. Weckstein served eight years as Vice President of Operations for Embassy Suites, Inc. Over his career, Mr. Weckstein spent numerous years as Vice President-Operations for Ramada Inns, Inc. and Vice President-Operations for Sheraton Inns, Inc. He began his career in the hospitality industry as a hotel manager in Cleveland, Ohio.

      Paul E. Muellner, age 48, is Executive Vice President and Chief Financial Officer of the Company. He has been the Chief Financial Officer of the Company since 2000 and an Executive Vice President since 2003. From 1998 through 2000, Mr. Muellner served as our Vice President and Corporate Controller. Prior to joining the Company in June of 1998, Mr. Muellner was Vice President of Finance for Carnival Hotels. He also served as Operations Controller at Omni Hotels as well as positions with Red Lion Inns and Marriott Corporation.

      Debra M. Shantz, age 41, is Senior Vice President and General Counsel of the Company. She joined the Company in May 1995 as general counsel. Prior thereto, Ms. Shantz was a partner of Farrington & Curtis, P.C. (now Husch & Eppenberger, LLC), a law firm which serves as primary outside counsel for us and Mr. Hammons, where she practiced primarily in the area of real estate law. Ms. Shantz had been with that firm since 1988.

      William A. Mead, age 51, is Regional Vice President, Eastern Region, of the Company. He joined the Company in that capacity in 1994 from Davidson Hotels, where he had been a general manager.

      Pat A. Shivers, age 53, has served as Senior Vice President and Corporate Controller of the Company since 2001. Prior to that, he served as Senior Vice President of Administration and Control. He has been active in Mr. Hammons' hotel operations since 1985. Prior thereto, he had served as Vice President of Product Management in Winegardner & Hammons, Inc., a hotel management company.

      Steven E. Minton, age 53, has served as Senior Vice President, Architecture, of the Company since 1993. He joined the Company as a corporate architect in 1985. Prior to that time, Mr. Minton was a project manager with the firm of Pellham and Phillips working on various John Q. Hammons projects.

      Jacqueline A. Dowdy, age 61, has been the Secretary of the Company since 1982 and a director of the Company since 1994. She has been active in Mr. Hammons' hotel operations since 1981. She is an officer of several affiliates of the Company. We describe these affiliations under "Certain Relationships and Related Transactions."

      L. Scott Tarwater, age 56, has been Senior Vice President of Sales and Marketing of the Company since March of 2004. He joined the Company as Vice President of Sales and Marketing in September 2000 from Windsor Capital Group, in Los Angeles, California, where he served as Senior Vice President, Sales and Marketing, for ten years. Prior to that time, Mr. Tarwater served as Senior Director, Sales and Marketing, for Embassy Suites, Inc., Irving, Texas.

      John D. Fulton, age 54, is Vice President, Interior Design, of the Company. He joined the Company in 1989 from Integra/Brock Hotel Corporation, Dallas, Texas, where he had been Director of Design and Purchasing for ten years.

      Kent S. Foster, age 45, is Vice President, Human Resources, of the Company. He joined the Company in 1999 from Dayco Products, Inc. in Michigan where he served as Director and Manager, Human Resources. Prior thereto, Mr. Foster served as Assistant Vice President and Director, Human Resources, for Great Southern Savings & Loan Association, Springfield, Missouri.

      William T. George, Jr., age 53, is Vice President, Capital Planning and Asset Management, of the Company. He joined the Company in 1994 from Promus Hotel Corporation, where he had been Director of Capital Refurbishment.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers to file with the SEC initial reports of ownership of our securities and to file subsequent reports when their ownership changes. Based on a review of reports submitted to us, we believe that all Section 16(a) filing requirements applicable to our directors and officers during the fiscal year ended December 31, 2004, were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

CASH COMPENSATION

      The following table sets forth the salary compensation, cash bonus and certain other forms of compensation paid for services rendered in all capacities during the 2004, 2003 and 2002 fiscal years to our Chief Executive Officer and our four other most highly compensated executive officers serving at the end of 2004 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE


                                                                                     LONG-TERM COMPENSATION
                                       ANNUAL COMPENSATION                                     AWARDS
                                       -------------------            ALL OTHER                ------
NAME AND PRINCIPAL             FISCAL                               COMPENSATION   SECURITIES UNDERLYING OPTIONS
POSITIONS                       YEAR    SALARY ($)     BONUS ($)       ($) (a)                   (#)
------------------             ------   ----------   ------------   ------------   -----------------------------
John Q. Hammons                 2004     370,750      225,374              -                     -
Chairman of the Board and       2003     359,000      200,130              -                35,000 (d)
Chief Executive Officer         2002     342,500      120,000              -                     -

Louis Weckstein (b)             2004     330,381      187,625          5,125                     -
President                       2003     330,381      184,972          6,603                20,000 (d)
                                2002     309,131      105,600          3,338                     -

Paul E. Muellner                2004     216,045       97,969          4,100                     -
Executive Vice President and    2003     202,545       99,078          3,088                25,000 (d)
Chief Financial Officier        2002     177,545       79,000 (e)      3,570                     -

Debra M. Shantz                 2004     172,380       78,147          4,902                     -
Senior Vice President and       2003     166,717       72,757          3,238                15,000 (d)
General Counsel                 2002     160,839       66,500 (f)      3,668                     -

William A. Mead (c)             2004     176,967       63,990          4,998                     -
Regional Vice President         2003     166,600       40,000          2,469                15,000 (d)
Eastern Region                  2002     162,891       63,386          3,062                     -

(a) Matching contributions to 401(k) Plan.

(b) Salary does not include $270,000, $270,000 and $267,083 paid personally by Mr. Hammons in 2004, 2003 and 2002, respectively. Bonuses do not include $100,000 paid by Mr. Hammons for 2002 in five equal monthly installments beginning March 1, 2003. Mr. Hammons personally compensated the employee for services related to his personal enterprises.

(c) Salary does not include $65,000, $65,000 and $65,000 paid personally by Mr. Hammons, in 2004, 2003 and 2002, respectively. Mr. Hammons personally compensated the employee for services related to his personal enterprises.

(d) Comprised of options with an exercise price of $4.75 per share.

(e) Includes a special one-time bonus of $25,000 for work related to refinancing our bonds.

(f) Includes a special one-time bonus of $17,500 for work related to refinancing our bonds.

OPTION GRANTS IN LAST FISCAL YEAR

      We did not grant any stock options during 2004 to any of the named executive officers.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth information concerning each exercise of stock options during 2004 by each of the named executive officers and the fiscal year-end value of unexercised options. The table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2004 and the values of "in-the-money" options, which represent the positive spread between the exercise price of any such option and the fiscal year-end value of the common stock.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                     NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED IN-THE-MONEY
                                                             UNEXERCISED OPTIONS                   OPTIONS (1)
                                                     -------------------------------------------------------------------
                    SHARES ACQUIRED  VALUE REALIZED
     NAME           ON EXERCISE (#)       ($)        EXERCISABLE (2)  UNEXERCISABLE       EXERCISABLE (2)  UNEXERCISABLE
----------------    ---------------  --------------  ---------------  -------------       ---------------  -------------
John Q. Hammons           -               -              308,750          26,250             $4,235,625       $406,875
Louis Weckstein           -               -               80,000          40,000             $1,210,000       $610,000
Paul E. Muellner          -               -               46,250          18,750             $  683,125       $290,625
Debra M. Shantz           -               -              103,750          11,250             $1,416,875       $174,375
William A. Mead           -               -               63,750          11,250             $  878,125       $174,375

(1) Calculated based upon the excess of the closing price of our Class A Common Stock as reported on the American Stock Exchange on December 31, 2004, over the exercise price per share of the stock options ($4.75 for the options granted in 2003, $5.15 for the options granted in 2001, $5.00 for the options granted in 2000 and $7.375 for the options granted in
      1998).

(2) All of the 1998 and 2000 options are currently exercisable, seventy-five percent of the 2001 options are currently exercisable and twenty-five percent of the 2003 options are currently exercisable.

401(k) PLAN

      Effective January 1, 1996, we adopted a contributory retirement plan (the "401(k) Plan") for our employees that currently requires employees to be 21 years of age and have at least 6 months of service to participate. The 401(k) Plan is designed to provide tax-deferred income to employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986. The 401(k) Plan provides that we will make a matching contribution to each participant's account equal to 50% of such participant's eligible contributions up to a maximum of 3% of such participant's annual compensation.

EMPLOYMENT AGREEMENTS

      We entered into an employment agreement with Lou Weckstein, our President, effective September 17, 2001. Mr. Weckstein's base salary under the agreement is $300,000 per year, with such annual increases in compensation as may be determined by the compensation committee of the Company. He also may participate in incentive or supplemental compensation plans for which he is eligible. The compensation committee of the Company may award him a cash bonus based upon the bonus plan for our other executive officers. Either party may terminate the agreement at any time. Mr. Hammons and Mr. Weckstein also have a verbal agreement, under which Mr. Hammons has agreed to pay to Mr. Weckstein, for services he performs unrelated to our business, the difference between his annual salary from the Company and $600,000, up to a maximum of $270,000 per year.

      We entered into an employment agreement with Paul Muellner, our Chief Financial Officer, on December 1, 2003. This agreement entitles Mr. Muellner to an annual base salary of $210,000 and other benefits generally available to the Company's executive officers, including participation in incentive or supplemental compensation plans for which he is eligible. The compensation committee of the Company may award him a cash bonus based upon the bonus plan for our other executive officers and stock options pursuant to the Company's 1994 Stock Option Plan. In the event Mr. Muellner is terminated without cause or there is a change-in-control of the Company, the Company will continue to pay his base salary and COBRA payments for a period of one year, in addition to an annual bonus award pursuant to the executive bonus plan. Either party may terminate the agreement at any time.

      We entered into an employment agreement with Debra M. Shantz, dated as of May 1, 1995, and amended on October 31, 1997 and November 1, 2001. Under the agreement, Ms. Shantz's annual base salary is $155,000, plus a discretionary bonus, with such annual increases in compensation as may be determined by the compensation committee of the Company. The agreement runs until May 1, 2005, and renews automatically thereafter from year to year, unless she or the Company terminates her employment at the end of the renewal term by giving not less than six months prior written notice. If the Company terminates Ms. Shantz's employment without cause, she receives two years of her base salary and any vested deferred compensation, as well as six months of benefits under the Company's benefit plans. In the event there is a change-in-control of the Company, Ms. Shantz may terminate the agreement, and the Company will pay her 12 times her monthly salary and an amount equal to her bonus for the prior fiscal year.

      We entered into an employment agreement with William A. Mead, one of our regional vice-presidents, as of January 25, 2000, that became effective on April 1, 2000. Mr. Mead's annual base salary under the agreement is $160,000, plus a guaranteed bonus of at least $40,000 each year. He also may participate in our available savings, retirement and other benefit plans. This agreement expires on March 31, 2005. In addition, as of January 27, 2000, Mr. Hammons and Mr. Mead entered into an agreement that provides that in exchange for Mr. Mead's services in selecting markets for various hotel projects for Mr. Hammons personally, Mr. Hammons will pay Mr. Mead an additional $65,000 per year, in equal monthly installments, during the term of his employment agreement with the Company. That agreement also became effective on April 1, 2000, and provides that Mr. Mead will have the opportunity to acquire a 25% interest in up to three Residence Inn hotel projects, with a substantial portion of Mr. Mead's investment to be financed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The compensation committee for the fiscal year ended December 31, 2004 was comprised of three directors, Messrs. Sullivan, Moore and Hart.

      Mr. Hart is a non-employee director of the Company and is a member of the law firm of Husch & Eppenberger, LLC, which performs legal services on a regular basis for the Company and personally for Mr. Hammons. The Company paid such firm $68,747 in legal fees during the fiscal year ended December 31, 2004.

DIRECTOR COMPENSATION

      For 2004, each non-employee director received:

      - $1,000 for each regular board meeting attended and $500 for each regular committee meeting of a standing committee attended ($750 per meeting for the committee chair),

      -     $1,000 for each meeting of the Special Committee attended,

      - a cash payment of $10,000 (other than Mr. Earley, who declined the cash payment),

      - 1,087 shares of Class A common stock with a fair market value equal to $10,000 on the date of payment, (other than Mr. Earley, who declined the share grant), and

      - an option to purchase 10,000 shares of our Class A common stock at a per share exercise price of $9.20, exercisable in four equal annual installments, beginning May 12, 2005, and expiring May 12, 2014.

      The stock and options were issued pursuant to the 1999 Non-Employee Director Stock and Stock Option Plan. Employee directors are not compensated for their services as directors or committee members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      This table summarizes share and exercise price information about our equity compensation plans as of December 31, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                  (b)
                                                                            WEIGHTED-AVERAGE               (c)
                                                           (a)                  EXERCISE           NUMBER OF SECURITIES
                                                   NUMBER OF SECURITIES         PRICE OF          REMAINING AVAILABLE FOR
                                                     TO BE ISSUED UPON        OUTSTANDING      FUTURE ISSUANCE UNDER EQUITY
                                                        EXERCISE OF             OPTIONS,            COMPENSATION PLANS
                                                   OUTSTANDING OPTIONS,       WARRANTS AND         (EXCLUDING SECURITIES
PLAN CATEGORY                                     WARRANTS AND RIGHTS(1)         RIGHTS         REFLECTED IN COLUMN(a)) (1)
                                                  ----------------------    ----------------   ------------------------------
Equity compensation plans approved by
  security holders..........................              1,624,950              $5.80                       --
Equity compensation plans not approved
  by security holders (2)...................                350,000(3)           $5.94                   97,625
                                                       ------------                                      ------
Total.......................................              1,974,950(3)           $5.82                   97,625
                                                       ============                                      ======

(1) Number of shares is subject to adjustment for changes in capitalization for stock splits and stock dividends and similar events.

(2) Under the 1999 Non-Employee Director Stock and Stock Option Plan, non-employee directors receive an automatic grant of shares of Class A common stock with a fair market value of $10,000 and an option to purchase 10,000 shares of Class A common stock each year. Each such option has a term of ten years from the date of the grant and is fully exercisable within four years (one-fourth exercisable on each anniversary of the grant). The exercise price of such options is the fair market value of the Class A common stock on the date of grant.

(3) Does not include 52,375 shares issued outright to directors under the 1999 Non-Employee Director Stock and Stock Option Plan.

                        SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth certain information as of February 15, 2005, with respect to our Class A common stock and Class B common stock owned by
(1) each director and director nominee, (2) the named executive officers in the Summary Compensation Table and (3) all of our directors, director nominees and executive officers as a group. In accordance with the rules promulgated by the SEC, such ownership includes shares presently owned, as well as shares that the named person has the right to acquire within 60 days of February 15, 2005, including shares that the named person has the right to acquire through the exercise of any option or warrant.

      The number of shares of Class A common stock shown in the table gives effect to the conversion of all 294,100 shares of Class B common stock into an equal number of shares of Class A common stock and also gives effect to the redemption of all 16,043,900 LP Units of the Partnership for shares of Class A common stock on a one-for-one basis.

      Except as indicated in the footnotes, all shares set forth in the table are owned directly, and the indicated person has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

                                                    SHARES OF CLASS A COMMON STOCK   SHARES OF CLASS B COMMON STOCK
                                                    ------------------------------   ------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                NUMBER OF SHARES    PERCENTAGE   NUMBER OF SHARES   PERCENTAGE
------------------------------------                ------------------  ----------   ----------------   ----------
John Q. Hammons                                         16,915,850 (b)   77.83%           294,100           100%
Jacqueline A. Dowdy                                        100,462 (c)       *
Donald H. Dempsey                                           35,465 (d)       *
Daniel L. Earley                                            37,000 (e)       *
William J. Hart                                             46,545 (e)       *
John E. Lopez-Ona                                           52,645 (e)       *
Debra M. Shantz                                            104,250 (g)       *
William A. Mead                                             63,750 (f)       *
James F. Moore                                              47,345 (e)       *
Paul E. Muellner                                            46,250 (f)       *
David C. Sullivan                                           47,045 (e)       *
Louis Weckstein                                             80,700 (h)       *
All executive officers and directors                    17,577,307 (b)
group (12) persons                                  (c)(d)(e)(f)(g)(h)   78.84%           294,100           100%

*Less than 1%

(a) The address of each of the executive officers and directors of the Company is 300 John Q. Hammons Parkway, Suite 900, Springfield, Missouri 65806.

(b) Includes 269,100 outstanding shares of Class A common stock. Also includes 294,100 shares of Class B common stock convertible into Class A common stock on a share-for-share basis at any time and which will be automatically converted into Class A common stock upon the occurrence of certain events. Prior to conversion of the Class B common stock and without giving effect to the redemption of the LP Units, the Class B common stock (which has 50 votes per share) represents 74.3% of the combined voting power of both classes of the Company's outstanding Company common stock. Also includes 16,043,900 LP Units of the Partnership redeemable, at the sole option of the Company, by payment of the then cash equivalent of such LP Units or by the issuance of shares of class A common stock on a one-for-one basis, including LP Units owned for Mr. Hammons' benefit through Hammons, Inc., of which the John Q. Hammons Revocable Trust dated December 28, 1989, as amended and restated, is the sole shareholder. Also includes exercisable options to purchase 308,750 shares.

(c) Includes approximately 1,712 shares allocated to 401(k) Plan account as of the end of 2004, and exercisable options to purchase 68,750 shares.

(d)   Includes exercisable options to purchase 25,000 shares.

(e)   Includes exercisable options to purchase 35,000 shares.

(f)   Exercisable options.

(g)   Includes exercisable options to purchase 103,750 shares.

(h)   Includes exercisable options to purchase 80,000 shares.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      We list below information, as of December 31, 2004 (or such later date as indicated based on the most recent reports filed with the SEC), with respect to each person we believe to be the beneficial owner of more than 5% of our outstanding Class A common stock, other than Mr. Hammons. This information is based solely on beneficial ownership information contained in the most recent
Schedule 13D or 13G filed on behalf of such person with the SEC. The percentages shown are based on the outstanding shares of Class A common stock as of March 22, 2005 (and do not give effect to the conversion of any of the 294,100 shares of Class B common stock into an equal number of shares of Class A common stock or to the redemption of any of the 16,043,900 LP Units for shares of Class A common stock).

 NAME AND ADDRESS OF BENEFICIAL       AMOUNT AND NATURE OF BENEFICIAL   PERCENT OF CLASS A COMMON STOCK
            OWNER                                OWNERSHIP                        OUTSTANDING
------------------------------------  -------------------------------   -------------------------------
James M. Clark, Jr.                              538,215(a)                          10.3%
c/o Gerald A. Eppner, Esq.
Cadwalader, Wickersham & Taft LLP
100 Maiden Lane
New York, NY 10038

First Manhattan Co.                              605,319(b)                          11.6%
437 Madison Avenue
New York, NY  10022

Pirate Capital LLC                               475,100(c)                           9.1%
200 Connecticut Avenue
4th Floor
Norwalk, CT  06854

R. Scott Asen                                    258,508(d)                         4.946%(d)
Asen and Co.
224 East 49th Street
New York, NY  10017

JQH Shareholders for Fair Play                 1,017,923(e)                          19.5%
c/o James M. Clark, Jr.
350 Park Avenue
New York, NY  10022

JQH Acquisition, LLC                           1,147,723(f)                            22%
152 West 57th Street, 56th Floor
New York, NY 10019

Washburne Capital Management, LLC                346,100(g)                           6.6%
230 Park Avenue
Suite 925
New York, NY  10169

Severn River Capital Management, LLC             294,400(h)                           5.6%
Eight Greenwich Office Park
Greenwich, CT  06831

(a) Based on Schedule 13D, as amended, dated October 28, 2004 (filed with the SEC on the same date). According to the Schedule 13D, as amended, Mr. Clark has [sole voting power as to 507,815 shares, sole dispositive power as to 507,185 shares] and shared voting and dispositive power as to 30,400 shares (held in family trust, owned by spouse and held in a charitable foundation). The filing was also made on behalf of Susanna L. Porter. Ms. Porter has sole voting and dispositive power as to 7,500 shares and shared voting and dispositive power as to 500 shares (held in a custodial account for a non-related minor for which Ms. Porter has custodial powers).

(b) Based on Schedule 13G, as amended, dated February 8, 2005 (filed with the SEC on the same date). According to the Schedule 13G, as amended, First Manhattan Co. ("FMC") has sole voting and dispositive power as to 7,200 shares, shared voting power as to 580,169 shares and shared dispositive power as to 598,119 shares. According to the Schedule 13G, as amended, 54,885 shares are owned by family members of Senior Managing Directors of FMC. FMC disclaims dispositive power as to 9,200 of such shares and beneficial ownership as to 45,685 of such shares.

(c) Based on Schedule 13D, as amended, dated January 7, 2005 (filed with the SEC on January 10, 2005). According to the Schedule 13D, as amended, Pirate Capital, LLC has sole voting power as to 171,900 shares and sole dispositive power as to 475,100 shares. The filing is also made on behalf of Thomas R. Hudson, Jr. and Gabrielle Katz Hudson, the controlling members of Pirate Capital, LLC. Mr. Hudson has sole voting power as to 303,200 shares, shared voting power as to 171,900 shares and shared dispositive power as to 475,100 shares. Ms. Hudson has shared voting power as to 171,900 shares and shared dispositive power as to 475,100 shares.

(d) Based on Schedule 13D dated October 27, 2004 (filed with the SEC on the same date). According to the Schedule 13D, Mr. Asen has sole voting and dispositive power as to 228,508 shares and shared voting and dispositive power as to 30,000 shares. Mr. Asen disclaims beneficial ownership as to 30,000 shares (which consist of shares held in and owned by certain managed accounts managed by Asen and Co.). In the Schedule 13D, Mr. Asen reports that he is the beneficial owner of 5.3% of Class A common stock outstanding, based on 4,886,175 shares outstanding pursuant to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2004.

(e) Based on Schedule 13D dated October 26, 2004 (filed with the SEC on the same date), as amended by Amendment No. 1 to Schedule 13D dated November 17, 2004 (filed with the SEC on November 18, 2004) and Amendment No. 2 to Schedule 13D dated February 2, 2005 (filed with the SEC on the same date). According to the Schedule 13D as amended, the group JQH Shareholders for Fair Play consists of James M. Clark, Jr., R. Scott Asen, Gifford Combs and Stephen J. Clearman (described as the "Reporting Persons"). Each member of the group has agreed to support the proposal by JQH Acquisition, LLC to purchase shares of the Company. The group may be deemed to beneficially own, directly and indirectly, 982,923 shares, consisting of (i) 538,215 shares beneficially owned by Mr. Clark as described in (a), above, (ii) 258,508 shares beneficially owned by Mr. Asen as described in (d), above, (iii) 126,200 shares beneficially owned by Mr. Combs, including 116,200 shares as to which Mr. Combs has sole voting and dispositive power (in his position as managing director of Dalton Investments, LLC which has investment authority to act on behalf of Pacific and General Investments, Inc., which beneficially owns 116,200 shares) and 10,000 shares as to which Mr. Combs has shared voting and dispositive power (in his position as a member of the board of directors of Kings Bay Investment Company Ltd., which owns 10,000 shares) and (iv) 60,000 shares beneficially owned by Mr. Clearman, as to which Mr. Clearman has shared voting and dispositive power in his position as managing member of Kinderhook GP, LLC which is the general partner of Kinderhook Partners, LP, which directly beneficially owns the 60,000 shares. In the
Schedule 13D, as amended, JQH Shareholders for Fair Play reports that the Reporting persons in the aggregate may be deemed to beneficially own, directly and indirectly, 1,017,923 shares. We included this aggregate number in the table above, but were not able to reconcile this aggregate number with the information provided in the Schedule 13D, as amended, however, with respect to the shares reported as beneficially owned by each of the Reporting Persons in that Schedule 13D.

(f) Based on Schedule 13D, as amended, dated March 14, 2005 (filed with the SEC on the same date). According to the Schedule 13D, as amended, JQH Acquisition, LLC has shared voting power as to 1,147,723 shares based on a Stockholders Agreement between JQH Acquisition, LLC and James M. Clark, Jr., R. Scott Asen, Gifford Combs, Stephen J. Clearman, and Raffles Associates, L.P., shareholders of the Company. Pursuant to the Stockholders Agreement, each of the shareholder parties to the agreement agreed to support an offer by JQH Acquisition, LLC to purchase all or any and all of the shares of the Company. Neither JQH Acquisition, LLC nor Jonathan Eilian, the sole member of JQH Acquisition, LLC, owns of record any shares. According to the Schedule 13D, as amended, JQH Acquisition, LLC may be deemed to have shared voting power as to 538,215 shares with Mr. Clark, shared voting power as to 258,508 shares with Mr. Asen, shared voting power as to 161,200 shares with Mr. Combs, shared voting power as to 60,000 shares with Mr. Clearman and shared voting power as to 129,800 shares with Raffles Associates, L.P.

(g) Based on Schedule 13G dated March 11, 2005 (filed with the SEC on the same date). According to the Schedule 13G, Washburne Capital Management, LLC ("Washburne") has sole voting power as to 96,908 shares and sole dispositive power as to 346,100 shares. Washburne serves as investment manager to certain funds and separate accounts ("Funds"). In its role as an investment manager, Washburne possesses the investment and/or voting power over shares owned by the Funds, and may be deemed to be the beneficial owner of shares held by the Funds. All shares reported in the Schedule 13G are owned by the Funds, and Washburne disclaims ownership of such shares.

(h) Based on Schedule 13G dated March 10, 2005 (filed with the SEC on the same date). According to the Schedule 13G, Severn River Capital Management, LLC has shared voting power as to 294,400 shares and shared dispositive power as to 294,400 shares. The filing is also made on behalf of Severn River Master Fund, Ltd. and S. Scott Roth, each of which has shared voting power as to 294,400 shares and shared dispostive power as to 294,400 shares. Each of Severn River Capital Management, LLC, Severn River Master Fund, Ltd. and S. Scott Roth disclaim beneficial ownership of the shares reported in the Schedule 13G except to the extent of their pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Mr. Hammons and Anvil Capital, an investment and consulting firm owned by Mr. Lopez-Ona, one of our directors, have formed a limited liability company through which they have invested in securities of one or more companies in industries unrelated to our business.

      Mr. Hammons controls the Partnership through his control of the Company, the sole general partner of the Partnership. His equity interest in the Company (based on his beneficial ownership of 269,100 shares of Class A common stock, all 294,100 shares of Class B common stock and all 16,043,900 limited partnership units of the Partnership, or the LP Units) is 79%. There are significant potential conflicts of interests between Mr. Hammons as a limited partner of the Partnership, and the holders of Class A common stock, which conflicts may be resolved in favor of Mr. Hammons.

      Holders of LP Units have the right to require the redemption of their LP Units. This redemption right will be satisfied, at the sole option of the Company, by the payment of the then cash equivalent thereof or by the issuance of shares of Class A common stock on a one-for-one basis. Mr. Hammons beneficially owns all 16,043,900 LP Units. If Mr. Hammons, as a holder of LP Units, requires the Partnership to redeem LP Units, the non-employee directors of the Company would decide, consistent with their fiduciary duties as to the best interests of the Company, whether to redeem the LP Units for cash or for shares of Class A common stock. Mr. Hammons would not vote or otherwise participate in the decision of the non-employee directors. Mr. Hammons has informed us that he has no current plan to require the Partnership to redeem his LP Units.

      During 2004, we provided management services to fifteen hotels not owned by the Company (the "Managed Hotels") pursuant to management contracts (the "Management Contracts"). Management fees of 3% to 4% of gross revenues were paid to the Company by the Managed Hotels in the aggregate amount of $3,323,505 in the fiscal year ended December 31, 2004. In addition to the management fees paid by the Managed Hotels to the Partnership in that year, the Managed Hotels reimbursed us for a portion of the salaries we paid to our regional vice presidents, whose duties include management services related to the Managed Hotels, and for certain marketing and other expenses allocated to the Managed Hotels. Such reimbursed services and expenses aggregated $71,452 in the fiscal year ended December 31, 2004. The Management Contracts have 20-year terms and automatically extend for four periods of five years, unless otherwise canceled.

      We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. During 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development costs of any single hotel. In exchange, we have the opportunity to manage the hotel upon opening and a right of first refusal to purchase the hotel in the event it is offered for sale. During fiscal year 2004, 2003, 2002 and 2001, we paid approximately $805,300, $327,800, $326,000, and
$487,000, respectively, of additional costs in accordance with the management contract. These costs will be amortized over a five-year contract period. Amortization for these costs commence upon the opening of the hotels.

      The Partnership holds an option from Mr. Hammons or persons or entities controlled by him to purchase the Managed Hotels, until February 2009. If an option is exercised, the purchase price is based on a percentage of the fair market value of the Managed Hotel as determined by an appraisal firm of national standing. One hotel we own and four Managed Hotels are located in Springfield, Missouri. These hotels potentially compete with one another for customers. We believe that these hotels do not significantly compete with one another due to their respective locations and attributes.

      Mr. Hammons has a 45% ownership interest in Winegardner & Hammons, Inc., or WHI. All of the hotels we own or manage have contracted with WHI to provide accounting and other administrative services. The accounting and administrative charges expensed by the hotels we own were approximately $1,651,000, of which approximately $109,000 is from discontinued operations, in the fiscal year ended December 31, 2004. The fee may increase if the number of hotels for which WHI performs accounting and administrative services drops below 55 hotels. The existing accounting service agreement expires in June 2005.

      We lease space in the John Q. Hammons Building for our headquarters from a Missouri company, of which Mr. Hammons owns 50% and the remaining 50% is collectively held by other employees, including Jacqueline A. Dowdy, the secretary and a director, who is a 9.5% owner. Pursuant to four lease agreements, expiring December 31, 2004, we paid monthly rental payments of approximately $22,450 in 2004. We made aggregate annual lease payments to that Missouri company of approximately $269,400 in 2004. On December 14, 2004 we extended our lease for a one year extension under which we will pay monthly rental payments of approximately $24,000, aggregating $288,000 in 2005.

      We also lease the real estate for the Chateau on the Lake Resort, opened in mid-1997, in Branson, Missouri, from Mr. Hammons. Annual rent is based on the greater of a percentage of adjusted gross revenues from room sales and food and beverage sales on the property or $150,000. Rent expense was approximately $233,100 in 2004. The lease term is 50 years, with an option to renew for an additional 10 years. We also have an option to purchase the land after March 1, 2018, at the greater of $3,000,000 or the current appraised value.

      To supplement our self-insurance programs, we provide property, auto, commercial liability, workers' compensation and medical insurance to the hotels, including hotels owned by the Partnership and Mr. Hammons, under blanket commercial policies we purchase. In addition, we provide umbrella and crime insurance to all such hotels under blanket commercial policies we purchase. Generally, we allocate expenses to each hotel (including those owned by Mr. Hammons) based upon factors similar to those used by the insurance provider to compute the aggregate group policy expense.

      Certain of our employees provide some administrative and other services for Mr. Hammons' outside business interests. Management does not believe that, historically, the amount of such services has been material, but has implemented a cost-allocation system in 2002. Pursuant to the cost-allocation system, Mr. Hammons pays us 30% of all costs related to such services as well as the internal development costs discussed above, and maintains a deposit with us, which was $54,847 as of December 31, 2004, to cover these expenses.

      Mr. Hammons also owns trade centers adjacent to two of the Owned Hotels (the "JQH Trade Centers"). We lease the convention space located in Portland, Oregon, from Mr. Hammons on a month to month basis at a fee of $25,000 per month. With respect to the other JQH Trade Center, located in Joplin, MO, we make nominal annual lease payments to Mr. Hammons pursuant to a lease expiring in 2014. We have assumed responsibility for all operating expenses of the JQH Trade Centers.

      Mr. Hammons owns parcels of undeveloped land throughout the United States. Although there are no current plans to do so, we may purchase or lease one or more of these parcels in the future in order to develop hotels. Since Mr. Hammons controls the Company, such transactions would not be arms-length transactions but will be subject to restrictions contained in the indentures relating to the Partnership's outstanding mortgage notes due in 2012.

      We receive no management fee or similar compensation in connection with our management of the Partnership. We receive the following remuneration from the Partnership: (i) distributions, if any, in respect of our equity interest in the Partnership; and (ii) reimbursement for all direct and indirect costs and expenses we incur for or on behalf of the Partnership and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership.

      Mr. Hammons has a written agreement with William A. Mead, one of our regional vice presidents, to pay Mr. Mead $65,000 per year for five years, ending March 31, 2005, in exchange for services he provides unrelated to our business, and to allow Mr. Mead to invest in 25% of up to three proposed new hotels. Mr. Hammons also has a verbal agreement with Lou Weckstein, our president, to supplement Mr. Weckstein's salary from the Company by up to $270,000 per year during his employment for services he provides unrelated to our business. We describe these arrangements in more detail under the caption "Employment Agreements" above.

      The information under Item 11 under the caption "Compensation Committee Interlocks and Insider Participation" is incorporated into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      Deloitte & Touche LLP was our independent auditor for 2004 and 2003. A summary of the fees Deloitte & Touche LLP billed us for fiscal 2004 and fiscal 2003 follows:

          Nature of Service                    2004        2003
          -----------------                  --------   ---------
Audit Fees (a).......................        $346,392   $ 290,068
Audit-Related Fees (b)...............        $ 59,522   $  91,910
Tax Fees (c).........................        $ 44,500   $       -

(a) The "Audit Fees" represent fees for professional services for the audit of our annual financial statements, the review of financial statements included in our quarterly financial statements and audit services provided in connection with other statutory or regulatory fees. The Audit Committee pre-approved 100% of the "Audit Fees" in 2004 and 2003.

(b) The "Audit-Related Fees" consist of fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services included Sarbanes-Oxley Act services, audit of our 401(k) Plan and the audit of other financial elements of individual hotels. The Audit Committee pre-approved 100% of the "Audit - Related Fees" in 2004 and 2003.

(c) The "Tax Fees" include fees for professional services for tax advice and planning. The Audit Committee pre-approved 100% of the "Tax Fees" in 2004.

      The audit committee determined that the provision of the services described above is compatible with maintaining the independence of Deloitte & Touche LLP.

      The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. The audit committee will generally pre-approve a list of specific services and categories of services, including audit, audit-related and other services, for the upcoming or current fiscal year, subject to a specified cost level. Any service that is not included in the approved list of services must be separately pre-approved by the audit committee. In addition, all audit and permissible non-audit services in excess of the pre-approved cost level, whether or not such services are included on the pre-approved list of services, must be separately pre-approved by the audit committee chair. Also, all permissible non-audit services must be separately pre-approved by the audit committee chair if the aggregate fees for such services exceed 5% of the total fees paid to the independent auditor for the current fiscal year.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

      The audit committee of the board of directors serves as the representative of the board for general oversight of financial accounting and reporting process, system of internal control and audit process. The audit committee operates under a written charter which was adopted by the board of directors and is available on our website. Our management has primary responsibility for preparing our financial statements and our financial reporting process. Our independent accountants, Deloitte & Touche LLP, are responsible for expressing an opinion on the conformity of our financial statements to accounting principles generally accepted in the United States.

      In this context, the audit committee reports as follows:

      1. The audit committee has reviewed and discussed the audited financial statements with Deloitte & Touche LLP and Company management.

      2. The audit committee has discussed with the independent accountants the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standard, AU 380), and SAS 99 (Consideration of Fraud in a Financial Statement Audit).

      3. The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standards No. 1, Independence Discussions with Audit Committees) and has discussed with the independent accountants the independent accountants' independence.

      4. Based on the review and discussion referred to in paragraphs (1) through (3) above, the audit committee recommended to the board of directors, and the board has approved, that the audited financial statements be included in our annual report on Form 10-K for the fiscal year ended December 31, 2004, for filing with the Securities and Exchange Commission.

      Each of the members of the audit committee is independent as defined under the listing standards of the American Stock Exchange.

      The undersigned members of the audit committee have submitted this Report:

                              2004 AUDIT COMMITTEE

                                Donald H. Dempsey
                                John E. Lopez-Ona
                                 James F. Moore

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K.

15(a) FINANCIAL STATEMENTS (immediately following Item 15)

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets at Fiscal 2004 and 2003 Year-Ends

      Consolidated Statements of Operations for the 2004, 2003, and 2002 Fiscal Years Ended

      Consolidated Statements of Changes In Minority Interest, Refundable Equity and Stockholders Equity for the 2004, 2003, and 2002 Fiscal Years Ended

      Consolidated Statements of Cash Flows for the 2004, 2003, and 2002 Fiscal Years Ended

      Notes to Consolidated Financial Statements

15(b) EXHIBITS

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

15(c) FINANCIAL STATEMENT SCHEDULES

      All schedules have been omitted because the required information in such schedules is not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements or is not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of John Q. Hammons Hotels, Inc.:

We have audited the accompanying consolidated balance sheets of John Q. Hammons Hotels, Inc. and Companies (see Note 1) as of December 31, 2004 and January 2, 2004, and the related consolidated statements of operations, changes in minority interest, refundable equity and stockholders' equity (deficit) and cash flows for the years ended December 31, 2004, January 2, 2004 and January 3, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and January 2, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004, January 2, 2004 and January 3, 2003, in conformity with accounting principles generally accepted in the United States of America.

March 25, 2005

JOHN Q. HAMMONS HOTELS, INC. AND COMPANIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND JANUARY 2, 2004
(000'S OMITTED, EXCEPT SHARE DATA)

                                                       DECEMBER 31,       JANUARY 2,
ASSETS                                                     2004             2004
CASH AND EQUIVALENTS                                   $     41,044      $     23,790

RESTRICTED CASH                                              10,206             1,268

MARKETABLE SECURITIES                                        22,332            15,711

RECEIVABLES:
  Trade, less allowance for doubtful accounts
    of $231 in 2004 and 2003                                  7,250             7,214
  Other                                                         277               251
  Management fees--related party                                265               223

INVENTORIES                                                   1,091             1,067

PREPAID EXPENSES AND OTHER                                    4,343             4,498

ASSETS HELD FOR SALE                                          4,300                 -
                                                       ------------      ------------

      Total current assets                                   91,108           54,022
                                                       ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
  Land and improvements                                      60,553            62,779
  Buildings and improvements                                717,870           742,807
  Furniture, fixtures and equipment                         342,214           338,833
  Construction in progress                                        -                75
                                                       ------------      ------------

                                                          1,120,637         1,144,494

  Less: Accumulated depreciation and amortization          (436,196)         (418,509)
                                                       ------------      ------------

                                                            684,441           725,985
                                                       ------------      ------------

DEFERRED FINANCING COSTS, FRANCHISE FEES
  AND OTHER, net, including $20,376 and $20,453 of
  restricted cash in 2004 and 2003, respectively             40,950            42,176
                                                       ------------      ------------

TOTAL ASSETS                                           $    816,499      $    822,183
                                                       ============      ============

                                                                     (Continued)

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, INC. AND COMPANIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND JANUARY 2, 2004
(000'S OMITTED, EXCEPT SHARE DATA)

                                                                                     DECEMBER 31,       JANUARY 2,
LIABILITIES AND STOCKHOLDERS' DEFICIT                                                    2004              2004
CURRENT LIABILITIES:
  Current portion of long-term debt                                                  $     25,719      $      7,423
  Accounts payable                                                                          8,172             5,028
  Accrued expenses:
    Payroll and related benefits                                                            9,601             7,776
    Sales and property taxes                                                               12,053            12,077
    Insurance                                                                               2,789             2,646
    Interest                                                                                6,106             6,218
    Utilities franchise fees and other                                                     10,115             7,298
                                                                                     ------------      ------------

      Total current liabilities                                                            74,555            48,466

LONG-TERM DEBT                                                                            739,485           773,649

OTHER OBLIGATIONS                                                                           3,329             2,530
                                                                                     ------------      ------------

      Total liabilities                                                                   817,369           824,645
                                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 6)

MINORITY INTEREST OF HOLDERS OF LIMITED PARTNER UNITS                                           -                 -
                                                                                     ------------      ------------

REFUNDABLE EQUITY                                                                             655                 -
                                                                                     ------------      ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $0.01 par value, 2,000,000 shares authorized,
    none outstanding                                                                            -                 -
  Class A Common Stock, $0.01 par value, 40,000,000 shares authorized at
    December 31, 2004, and January 2, 2004, 6,042,000 shares issued at December
    31, 2004, and January 2, 2004, 5,086,975 and 4,808,879 shares outstanding at
    December 31, 2004, and January 2, 2004, respectively                                       60                60

  Class B Common Stock, $0.01 par value, 1,000,000 shares authorized,
    294,100 shares issued and outstanding                                                       3                 3
  Paid-in-capital                                                                          96,781            96,395
  Accumulated deficit, net                                                                (94,006)          (93,361)
  Less: Treasury Stock, at cost, 955,025 and 1,233,121 shares at
    December 31, 2004, and January 2, 2004, respectively                                   (4,322)           (5,582)
  Accumulated other comprehensive income (loss)                                               (41)               23
                                                                                     ------------      ------------

      Total stockholders' deficit                                                          (1,525)           (2,462)
                                                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $    816,499      $    822,183
                                                                                     ============      ============

                                                                     (Concluded)

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, INC. AND COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, JANUARY 2, 2004 AND JANUARY 3, 2003 (000'S OMITTED, EXCEPT SHARE DATA)

                                                                                                FISCAL YEAR ENDED
                                                                                 -------------------------------------------------
                                                                                      2004             2003              2002
                                                                                 -------------     -------------     -------------
REVENUES:
  Rooms                                                                          $    266,800      $    256,564      $    258,068
  Food and beverage                                                                   112,389           108,315           112,072
  Meeting room rental, related party management fee and other                          51,591            48,596            50,181
                                                                                 ------------      ------------      ------------
    Total revenues                                                                    430,780           413,475           420,321
                                                                                 ------------      ------------      ------------

OPERATING EXPENSES:
  Direct operating costs and expenses:
    Rooms                                                                              66,712            64,096            65,321
    Food and beverage                                                                  84,178            82,524            86,329
    Other                                                                               2,145             2,584             3,037
  General, administrative, sales and management service expenses                      139,902           130,980           130,571
  Repairs and maintenance                                                              18,193            17,430            17,478
  Asset impairment                                                                          -             9,700                 -
  Depreciation and amortization                                                        49,519            49,783            52,106
                                                                                 ------------      ------------      ------------
    Total operating expenses                                                          360,649           357,097           354,842
                                                                                 ------------      ------------      ------------

INCOME FROM OPERATIONS                                                                 70,131            56,378            65,479

OTHER (INCOME) EXPENSE:
  Other income                                                                           (193)             (175)                -
  Interest expense and amortization of deferred financing fees, net of $788,
    $546 and $907 of interest income in 2004, 2003 and 2002, respectively              65,498            67,522            69,323
  Extinquishment of debt costs                                                            144               774             7,411
                                                                                 ------------      ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTEREST AND PROVISION FOR INCOME TAXES                                      4,682           (11,743)          (11,255)
    Minority interest in losses of partnership                                              -             5,859             8,549
                                                                                 ------------      ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                                                            4,682            (5,884)           (2,706)
    Provision for income taxes                                                           (177)             (150)             (150)
                                                                                 ------------      ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                4,505            (6,034)           (2,856)
    Income (loss) from discontinued operations, net of no minority
      interest in 2004 and 2003 and $297 in 2002                                       (5,150)           (1,027)               95
                                                                                 ------------      ------------      ------------

NET LOSS ALLOCABLE TO THE COMPANY                                                $       (645)     $     (7,061)     $     (2,761)
                                                                                 ============      ============      ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations                                                          $       0.87      $      (1.19)     $      (0.56)
  Discontinued operations                                                               (0.99)            (0.20)             0.02
                                                                                 ------------      ------------      ------------
    Net loss allocable to the Company                                            $      (0.12)     $      (1.39)     $      (0.54)
                                                                                 ============      ============      ============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                               5,173,705         5,092,829         5,081,285
                                                                                 ============      ============      ============

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, INC. AND COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST, REFUNDABLE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, JANUARY 2, 2004 AND JANUARY 3, 2003
(000'S OMITTED)

                                      COMPREHENSIVE
                                         INCOME           MINORITY        REFUNDABLE
                                         (LOSS)           INTEREST          EQUITY
BALANCE, At December 28, 2001                           $     14,111     $          -

  Net loss allocable to the
    Company                           $     (2,761)                -                -
  Minority interest in losses
    of the partnership                                        (8,252)               -
  Issuance of Common Stock
    to directors                                                   -                -
  Unrealized appreciation on
    marketable securities,
    net of minority interest
    and income taxes                            13                42                -
                                      ------------      ------------     ------------

  Comprehensive loss                  $     (2,748)
                                      ============

BALANCE, At January 3, 2003                                    5,901                -

  Net loss allocable to the
    Company                           $     (7,061)                -                -
  Minority interest in losses
    of the partnership                                        (5,859)               -
  Issuance of Common Stock to
    employees and directors                                        -                -
  Unrealized depreciation on
    marketable securities,
    net of income taxes                        (32)                -                -
  Reallocation of previously
    allocated other comprehensive
    income from minority interest
    to the Company                                               (42)               -
                                      ------------      ------------     ------------

  Comprehensive loss                  $     (7,093)
                                      ============

BALANCE, At January 2, 2004                                        -                -

  Net loss allocable to the
    Company                           $       (645)                -                -
  Refundable equity contribution                                   -              655
  Issuance of Common Stock to
    employees and directors                                        -                -
  Unrealized depreciation on
    marketable securities, net
    of income taxes                            (64)                -                -
                                      ------------      ------------     ------------

  Comprehensive loss                  $       (709)
                                      ============

BALANCE, At December 31, 2004                           $          -     $        655
                                                        ============     ============

                                                                      STOCKHOLDERS' EQUITY (DEFICIT)
                                     ---------------------------------------------------------------------------------------------
                                                                                                           ACCUMULATED
                                      CLASS A     CLASS B                    COMPANY                         OTHER
                                      COMMON      COMMON      PAID-IN      ACCUMULATED     TREASURY      COMPREHENSIVE
                                       STOCK       STOCK      CAPITAL        DEFICIT        STOCK         INCOME (LOSS)    TOTAL
BALANCE, At December 28, 2001        $     60    $      3    $ 96,373       $(83,539)      $ (5,703)        $      -     $  7,194

  Net loss allocable to the
    Company                                 -           -           -         (2,761)             -                -       (2,761)
  Minority interest in losses
    of the partnership                      -           -           -              -              -                -            -
  Issuance of Common Stock
    to directors                            -           -          16              -             34                -           50
  Unrealized appreciation on
    marketable securities,
    net of minority interest
    and income taxes                        -           -           -              -              -               13           13
                                     --------    --------    --------       --------       --------         --------     --------

  Comprehensive loss

BALANCE, At January 3, 2003                60           3      96,389        (86,300)        (5,669)              13        4,496

  Net loss allocable to the
    Company                                 -           -           -         (7,061)             -                -       (7,061)
  Minority interest in losses
    of the partnership                      -           -           -              -              -                -            -
  Issuance of Common Stock to
    employees and directors                 -           -           6              -             87                -           93
  Unrealized depreciation on
    marketable securities,
    net of income taxes                     -           -           -              -              -              (32)         (32)
  Reallocation of previously
    allocated other comprehensive
    income from minority interest
    to the Company                          -           -           -              -              -               42           42
                                     --------    --------    --------       --------       --------         --------     --------

  Comprehensive loss

BALANCE, At January 2, 2004                60           3      96,395        (93,361)        (5,582)              23       (2,462)

  Net loss allocable to the
    Company                                 -           -           -           (645)             -                -         (645)
  Refundable equity contribution            -           -           -              -              -                -            -
  Issuance of Common Stock to
    employees and directors                 -           -         386              -          1,260                -        1,646
  Unrealized depreciation on
    marketable securities, net
    of income taxes                         -           -           -              -              -              (64)         (64)
                                     --------    --------    --------       --------       --------         --------     --------

  Comprehensive loss

BALANCE, At December 31, 2004        $     60    $      3    $ 96,781       $(94,006)      $ (4,322)        $    (41)    $ (1,525)
                                     ========    ========    ========       ========       ========         ========     ========

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, INC. AND COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, JANUARY 2, 2004 AND JANAURY 3, 2003
(000's OMITTED)

                                                                                                FISCAL YEAR
                                                                                 -----------------------------------------
                                                                                    2004           2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss allocable to the Company                                              $     (645)    $   (7,061)    $   (2,761)
  Adjustments to reconcile net loss to cash provided by operating activities:
    Minority interest in losses of partnership                                            -         (5,859)        (8,252)
    Depreciation, amortization and loan cost amortization                            52,936         53,559         56,214
    Loss on sale of property and equipment                                              390              -              -
    Asset impairment (included in discontinued operations for 2004)                   4,619          9,700              -
    Extinguishment of debt costs                                                        144            774          7,411
    Non-cash director compensation                                                       50             50             50
    Changes in certain assets and liabilities:
      Restricted cash                                                                   247           (165)          (221)
      Receivables                                                                      (173)         1,939          2,116
      Inventories                                                                       (32)            84            137
      Prepaid expenses and other                                                        155          1,386         (2,438)
      Accounts payable                                                                3,144            (13)          (585)
      Accrued expenses                                                                4,649            267         (3,698)
      Other obligations                                                                 799             86            104
                                                                                 ----------     ----------     ----------

        Net cash provided by operating activities                                    66,283         54,747         48,077
                                                                                 ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                               (30,259)       (18,372)       (28,618)
  Proceeds from sale of property and equipment                                       12,218              -              -
  Franchise fees, restricted cash and other                                         (10,031)        (5,712)        (4,335)
  Purchase of marketable securities                                                  (6,685)        (3,262)        (1,410)
                                                                                 ----------     ----------     ----------

        Net cash used in investing activities                                       (34,757)       (27,346)       (34,363)
                                                                                 ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                -            328        510,000
  Proceeds from issuance of treasury stock                                            1,596             43              -
  Repayments of debt                                                                (15,868)       (25,598)      (516,385)
  Debt offering costs                                                                     -              -        (13,782)
  Debt redemption costs                                                                   -           (158)        (4,071)
                                                                                 ----------     ----------     ----------

        Net cash used in financing activities                                       (14,272)       (25,385)       (24,238)
                                                                                 ----------     ----------     ----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                          17,254          2,016        (10,524)

CASH AND EQUIVALENTS, Beginning of period                                            23,790         21,774         32,298
                                                                                 ----------     ----------     ----------

CASH AND EQUIVALENTS, End of period                                              $   41,044     $   23,790     $   21,774
                                                                                 ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                         $   66,380     $   68,254     $   75,696
                                                                                 ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Unrealized (depreciation) appreciation of marketable securities                $      (64)    $      (32)    $       55
                                                                                 ==========     ==========     ==========

  Exchange of land parcels                                                       $        -     $    2,586     $        -
                                                                                 ==========     ==========     ==========

  Financing costs funded by stockholder                                          $      655     $        -     $        -
                                                                                 ==========     ==========     ==========

See notes to consolidated financial statements.

JOHN Q. HAMMONS HOTELS, INC. AND COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, JANUARY 2, 2004 AND JANUARY 3, 2003 (000'S OMITTED, EXCEPT SHARE DATA)

1.    BASIS OF PRESENTATION

      ENTITY MATTERS -- The accompanying consolidated financial statements include the accounts of John Q. Hammons Hotels, Inc. and John Q. Hammons Hotels, L.P. and subsidiaries (collectively, the "Company" or, as the context may require John Q. Hammons Hotels, Inc. only). As of December 31, 2004 the Company owned 45 hotels, and as of January 2, 2004 and January 3, 2003 the Company owned 47 hotels, of which 28 in fiscal year 2004 and 30 in fiscal years 2003 and 2002 operated under the Holiday Inn and Embassy Suites Hotels trade names. The Company's hotels are located in 20 states throughout the United States of America.

      The Company sold two Holiday Inn hotels located in Bakersfield, California and Northglenn, Colorado during fiscal year 2004 (Note 8). In addition, the Company sold the Holiday Inn located in Emeryville, California subsequent to year end (Notes 7 and 11). These three hotels are included as discontinued operations in the accompanying consolidated financial statements with the Emeryville, California property reported as held for sale as of December 31, 2004.

      The Company was formed in September 1994 and had no operations or assets prior to its initial public offering of 6,042,000 Class A common shares at $16.50 per share on November 23, 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons ("JQH") contributed approximately $5 million in cash to the Company in exchange for 294,100 shares of Class B common stock (which represents approximately 72% of the voting control of the Company). The Company contributed the approximate $96 million of net proceeds from the Class A and Class B common stock offerings to John Q. Hammons Hotels, L.P. ("JQHLP" or the "Partnership") in exchange for an approximate 28% general Partnership interest. Since that time, the Partnership has redeemed approximately 955,000 Partnership units, net of shares issued. The number of net Partnership units redeemed is equivalent to the number of net shares redeemed by the Company as required by the Partnership agreement. Accordingly, the allocation percentage was approximately 24% for the Company and approximately 76% for the limited partners in fiscal year 2004.

      As the sole general partner of JQHLP, the Company exercises control over all decisions as set forth in the Partnership agreement. The net income
      (loss) allocable to the Company reported in the accompanying consolidated statements of operations includes the Company's approximate 24% share in fiscal years 2004, 2003 and 2002 in all JQHLP earnings (losses). The approximate 76% minority interest in fiscal years 2004, 2003 and 2002 attributable to the portion of the Partnership not owned by the Company has been reflected as minority interest in the accompanying consolidated financial statements. During fiscal year 2003, losses otherwise allocable to the limited partners of $9,698 were limited to $5,859 as the allocation of additional losses would have exceeded the limited partners' cumulative net investment in the JQHLP. During fiscal year 2004, additional losses of $355 otherwise allocable to the limited partners were recognized by the Company, resulting in cumulative losses of $4,194 recognized by the Company otherwise allocable to the limited partners as of December 31, 2004. The Company must recapture the total losses from future earnings of JQHLP before any earnings will be allocated to the limited partners.

      During 2004 and subsequent to December 31, 2004, the Company has received certain merger and sales offers and has negotiated with certain parties regarding a potential sale or merger of the Company.

      All significant balances and transactions between the entities and properties have been eliminated.

      PARTNERSHIP AND OTHER MATTERS -- A summary of selected provisions of the Partnership agreement as well as certain other matters are summarized as follows:

            Allocation of Income, Losses and Distributions -- Pretax income, losses and distributions of JQHLP will generally be allocated pro rata between the Company, as general partner, and the limited partners' interest beneficially owned by JQH based on their respective ownership interests in JQHLP. However, among other things, to the extent the limited partners were not otherwise committed to provide further financial support and pretax losses reported for financial reporting purposes were deemed to be of a continuing nature, the balance of the pretax losses would be allocated only to the Company, with any subsequent pretax income also to be allocated only to the Company until such losses had been offset. In addition, with respect to distributions, in the event JQHLP has taxable income, distributions are to be made in an aggregate amount equal to the amount JQHLP would have paid for income taxes had it been a C-Corporation during the applicable period. Aggregate tax distributions will first be allocated to the Company, if applicable, with the remainder allocated to the limited partners. There were no distributions for taxes for fiscal years 2004, 2003 and 2002.

            Additional Capital Contributions -- In the event proceeds from the sale of the original 30 hotel properties (or applicable replacement collateral) that secure the $510 million First Mortgage Notes (2002 First Mortgage Notes) (Note 5) are insufficient to satisfy amounts due on the 2002 First Mortgage Notes, JQH and Hammons, Inc., a Missouri S-Corporation controlled by JQH, are severally obligated to contribute up to $195 million to satisfy amounts due, if any. In addition, with respect to the original 11 hotel properties contributed by JQH concurrent with the public equity offering, JQH is obligated to contribute up to $50 million in the event proceeds from the sale of these hotel properties (or applicable replacement collateral) are insufficient to satisfy amounts due on the then outstanding mortgage indebtedness related to these properties.

            Redemption of Limited Partner Interests -- Subject to certain limitations, the limited partners of JQHLP have the right to require redemption of their limited partner interests at any time subsequent to November 1995. Upon redemption, the limited partners receive, at the sole discretion of the Company, one share of its Class A common stock for each limited partner unit tendered or the then cash equivalent thereof.

            Additional General Partner Interest -- Upon the issuance by the Company of additional shares of its common stock, including shares issued upon the exercise of its stock options (Note 10), the Company will be required to contribute to JQHLP the net proceeds received and JQHLP will be required to issue additional general partner units to the Company in an equivalent number to the additional shares of common stock issued.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CASH AND EQUIVALENTS -- Cash and equivalents include operating cash accounts and investments, with an original maturity of three months or less, and certain balances of various money market and common bank accounts.

      RESTRICTED CASH -- Restricted cash consists of certain funds maintained in escrow for property taxes and certain other obligations. As of December 31, 2004, restricted cash also included $4,170 from the sale proceeds from Northglenn, Colorado, which was used to provide replacement collateral subsequent to year end, and included $5,015 of restricted cash required under the St. Augustine, Florida property's debt agreement, which was paid in full subsequent to year end (Note 11).

      MARKETABLE SECURITIES -- Marketable securities consist of investments which mature or will be available for use in operations in 2005. These securities are valued at current market value as determined by published market quotes. Realized gains and losses for the fiscal years ended 2004, 2003 and 2002, determined using the specific identification method, were nominal. Unrealized holding losses of $41 as of December 31, 2004, and unrealized holding gains of $23 as of January 2, 2004 are included as a separate component of shareholders' equity (deficit) until realized.

      The following summarizes the types of marketable securities owned by the Company and their respective carrying value, gross unrealized gains and losses and fair market value:

                                      DECEMBER 31, 2004
                       CARRYING       GROSS UNREALIZED      FAIR MARKET
                        VALUE        GAINS       LOSSES        VALUE
Commercial paper       $ 14,347    $     13     $      -     $ 14,360
Government agencies       5,977           4          (35)       5,946
Corporate bonds           2,049           -          (23)       2,026
                       --------    --------     --------     --------

                       $ 22,373    $     17     $    (58)    $ 22,332
                       ========    ========     ========     ========

                                      JANUARY 2, 2004
                       CARRYING       GROSS UNREALIZED      FAIR MARKET
                         VALUE       GAINS        LOSSES      VALUE
Commercial paper       $ 12,110    $      -     $       -    $ 12,110
Corporate bonds           3,578          23             -       3,601
                       --------    --------     ---------    --------

                       $ 15,688    $     23     $       -    $ 15,711
                       ========    ========     =========    ========

      As of December 31, 2004, the marketable securities are scheduled to mature as follows:

                                                CARRYING   FAIR MARKET
FISCAL YEAR ENDING                                VALUE       VALUE
2005                                            $  17,336    $ 17,342
2006                                                5,037       4,990
                                                ---------    --------

                                                $  22,373    $ 22,332
                                                =========    ========

      The Company expects actual maturities to differ from scheduled maturities because borrowers have the right to call or prepay certain obligations.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS -- The following summarizes activity in the allowance for doubtful accounts on trade accounts receivable:

                                             ADDITIONS
                                 BALANCE,    CHARGED TO                 BALANCE,
                               BEGINNING OF  COSTS AND                   END OF
                                  PERIOD     EXPENSES     DEDUCTIONS     PERIOD
Year ended December 31, 2004     $   231     $   311       $  (311)     $   231
Year ended Janaury 2, 2004           231         244          (244)         231
Year ended Janaury 3, 2003           231         575          (575)         231

      ASSETS HELD FOR SALE -- The Company considers each individual hotel to be an identifiable component of its business. In accordance with Statement of Financial Accounting Standard ("SFAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company does not consider a hotel as "held for sale" until it is probable that the sale will be completed within one year. Once a hotel is "held for sale" the operations related to the hotel will be included in discontinued operations. The Company considers a hotel as "held for sale" once the potential transaction has been approved by its board of directors (i.e., letter of intent is approved), a contract for sale has been executed, the buyer has completed its due diligence review of the asset, and the Company has received a deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer's obligation to perform have been satisfied, the Company does not consider a sale to be probable.

      The Company does not depreciate hotel assets while classified as "held for sale." Upon designation of a hotel as being "held for sale," and quarterly thereafter, the Company reviews the carrying value of the hotel and, as appropriate, adjust its carrying value to the lesser of depreciated cost or fair value less cost to sell, in accordance with SFAS 144. Any such adjustment in the carrying value of a hotel classified as "held for sale" will be reflected in discontinued operations. The Company includes in discontinued operations the operating results of hotels classified as "held for sale" or that have been sold.

      INVENTORIES -- Inventories consist of food and beverage items. These items are stated at the lower of cost, as determined by the first-in, first-out valuation method, or market.

      DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER -- Franchise fees paid to the respective franchisors of the hotel properties are amortized on a straight-line basis over 10 to 20 years, which approximates the terms of the respective agreements. Costs of obtaining financing are deferred and amortized over the respective terms of the debt. The restricted cash deposits are required by certain mortgages and franchise agreements, which require the Company to maintain escrow accounts for real estate taxes and furniture and fixture replacement reserves, based upon a percentage of gross revenue.

      The components of deferred financing costs, franchise fees and other are summarized as follows:

                                  DECEMBER 31,    JANUARY 2,
                                     2004           2004
Deferred financing costs           $  17,386      $  17,152
Franchise fees                         5,260          5,251
Management contract costs              3,401          2,596
                                   ---------      ---------

                                      26,047         24,999

Less: Accumulated amortization        (9,164)        (7,044)
                                   ---------      ---------

                                      16,883         17,955

Deposits                               3,283          3,342
Restricted cash deposits              20,376         20,453
Other, net                               408            426
                                   ---------      ---------

                                   $  40,950      $  42,176
                                   =========      =========

      PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost (including interest, real estate taxes and certain other costs incurred during development and construction) less accumulated depreciation and amortization. Buildings and improvements are depreciated using the straight-line method, while all other property is depreciated using both straight-line and accelerated methods. Depreciation expense was $48,495, $50,997 and $53,509 for the fiscal years ended 2004, 2003 and 2002, respectively, of which $1,475, $1,908 and $2,068, respectively, is included in discontinued operations. The estimated useful lives of the assets are summarized as follows:

                                      LIVES IN YEARS
Land improvements                        10 to 25
New buildings and improvements           10 to 40
Purchased buildings                            25
Furniture, fixtures and equipment         3 to 10

      Construction in progress includes refurbishment costs of certain hotel developments at January 2, 2004.

      The Company periodically reviews the carrying value of property and equipment and other long-lived assets for indications that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the assets with the expected future undiscounted cash flows. If the respective carrying values exceed the expected future undiscounted cash flows, the impairment is measured using fair value measures to the extent available or discounted cash flows. During fiscal year 2003, the Company recognized impairment charges of $9,700 related to its St. Augustine, Florida property. The impairment reserves were based on fair market values derived from independent third party valuations.

      During fiscal year 2004, the Company recorded impairment charges of $4,619, which is included in discontinued operations, related to its decision to sell the two properties (Note 8). The impairment reserves were based on fair market values derived from third party offers to purchase the hotels' property and equipment.

      Interest costs, construction overhead and certain other carrying costs are capitalized during the period hotel properties are under construction. No interest costs were capitalized during the fiscal years ended 2004, 2003 and 2002. Costs incurred for prospective hotel projects ultimately abandoned are charged to operations in the period such plans are finalized. Costs of significant improvements are capitalized, while costs of normal recurring repairs and maintenance are charged to expense as incurred.

      The Company leases various parcels of land on which the Company has either constructed a hotel property or constructed certain auxiliary facilities for the hotel to facilitate the property's operations. As of December 31, 2004 and January 2, 2004, land for one operating hotel property was leased by the Company from a related party over a long-term lease (Note 3). Rent expense for all land leases was $1,809, $1,437 and $1,545 for the fiscal years ended 2004, 2003 and 2002, respectively.

      PAR OPERATING EQUIPMENT -- The Company's initial expenditures for the purchase of china, glassware, silverware, linens and uniforms are capitalized into furniture, fixtures and equipment and amortized on a straight-line basis over a three to five year life. Costs for replacement of these items are charged to operations in the period the items are placed in service.

      ADVERTISING -- The Company expenses the cost of advertising associated with operating hotels as incurred. Advertising expense for the fiscal years ended 2004, 2003 and 2002 was approximately $38,599, $35,289 and $34,179, respectively, of which, $1,616, $1,594 and $1,452, respectively, is included in discontinued operations.

      PENSIONS AND OTHER BENEFITS -- The Company contractually provides retirement benefits for certain union employees at two of its hotel properties under a union-sponsored defined benefit plan and a defined contribution plan. Contributions to these plans, based upon the provisions of the respective union contracts, approximated $105, $96 and $97 for the fiscal years ended 2004, 2003 and 2002, respectively, of which $38, $36 and $39, respectively, is included in discontinued operations.

      The Company maintains an employee savings plan (a 401(k) plan) and matches a percentage of an employee's contributions. The Company's matching contributions are funded currently. The costs of the matching program and administrative costs charged to operations were approximately $1,116, $812 and $760 for the fiscal years ended 2004, 2003 and 2002, respectively, of which, $45, $35 and $24, respectively, is included in discontinued operations.

      The Company does not offer any other post-employment or post-retirement benefits to its employees.

      SELF-INSURANCE -- The Company became self-insured for medical coverage effective January 1999. Effective October 1, 2002, the Company became self-insured for workers' compensation, general liability and auto claims. Estimated costs related to these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, unasserted claims, claim costs, claim frequency, as well as changes in actual experience, could cause these estimates to change (Note 3).

      INCOME TAXES - The Company's provision for income taxes for fiscal years 2004, 2003 and 2002 is summarized as follows:

FISCAL YEAR                 2004  2003  2002
Current                     $177  $150  $150
Deferred                       -     -     -
                            ----  ----  ----

Provision for income taxes  $177  $150  $150
                            ====  ====  ====

      A reconciliation between the statutory federal income tax rate and the effective tax rate is summarized as follows:

FISCAL YEAR ENDED                          2004             2003             2002
                                     ---------------   --------------   --------------
                                      AMOUNT    RATE    AMOUNT   RATE    AMOUNT   RATE
Benefit for income taxes at the
  federal statutory rate             $  (159)    34%   $(2,350)   34%   $  (888)   34%
Increase in tax valuation
  allowance to the general partner       159    (34)     2,350   (34)       888   (34)
Provision for state franchise taxes      177    (38)       150    (2)       150    (6)
                                     -------    ---    -------   ---    -------   ---
Provision for income taxes           $   177    (38)%  $   150    (2)%  $   150    (6)%
                                     =======    ===    =======   ===    =======   ===

      As of December 31, 2004 and January 2, 2004, the net deferred tax liability consisted of the following:

                                                        DECEMBER 31,  JANUARY 2,
                                                           2004          2004
Deferred tax assets:
  Net operating loss carryforwards                      $    14,964   $  14,202
  Accruals and other                                          1,605          16
                                                        -----------   ---------

                                                             16,569      14,218

Deferred tax liabilities:
  Depreciation net of estimated allocated tax basis in
    excess of the Company's proportionate share of the
    book value of JQHLP's net assets                         (5,375)     (3,183)
                                                        -----------   ---------

                                                             11,194      11,035

Valuation allowance                                         (11,195)    (11,036)
                                                        -----------   ---------

Net deferred tax liability                              $        (1)  $      (1)
                                                        ===========   =========

      The realization of the estimated deferred tax assets is dependent upon, among others, prospective taxable income allocated to the Company, disposition of the hotel properties subsequent to the end of a property's respective depreciable tax life and the timing of subsequent conversions, if any, of limited partnership units in JQHLP into common stock of the Company. Accordingly, a valuation allowance has been recorded in an amount equal to the estimated net deferred tax asset associated with the differences between the Company's basis for financial reporting and tax purposes. Adjustments to the valuation allowance, if any, will be recorded in the periods in which it is determined the asset is realizable. The change in the valuation allowance is related to the federal tax benefit of the current year financial reporting loss before the state franchise taxes. The net operating loss carryforwards, which approximate $44,000 as of December 31, 2004, begin to expire in 2010.

      REVENUE RECOGNITION -- The Company recognizes revenues from its rooms, catering and restaurant facilities as earned on the close of business each day.

      USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      FISCAL YEAR -- The Company's fiscal year ends on the Friday nearest December 31, which includes 52 weeks in fiscal years 2004 and 2003, and 53 weeks in fiscal year 2002.

      The periods ended in the accompanying consolidated financial statements are summarized as follows:

FISCAL YEAR ENDED       FISCAL YEAR END
2004                   December 31, 2004
2003                     January 2, 2004
2002                     January 3, 2003

      STOCK OPTIONS -- The Company accounts for its stock-based compensation plans according to the intrinsic method under Accounting Principals Board Opinion No. 25, under which no compensation cost has been recognized for option grants for fiscal years ended 2004, 2003 and 2002. In accordance with SFAS 123, "Accounting for Stock-Based Compensation," the Company is required to report pro forma disclosures of expense for stock-based awards based on their fair values. Had compensation cost been determined consistent with SFAS 123, the Company's net loss and diluted loss per share for the fiscal years ended 2004, 2003 and 2002 would have been as follows:

FISCAL YEAR ENDED                                       2004      2003      2002
Net loss:
  As reported                                          $  (645)  $(7,061)  $(2,761)
  Deduct -- total stock-based employee compensation
    expense determined under fair value-based
    method for all awards, net of related tax effects     (147)     (195)     (228)
                                                       -------   -------   -------

Proforma                                               $  (792)  $(7,256)  $(2,989)
                                                       =======   =======   =======

Basic and diluted loss per share:
  As reported                                          $ (0.12)  $ (1.39)  $ (0.54)
  Proforma                                               (0.15)    (1.42)    (0.59)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

FISCAL YEAR ENDED           2004        2003       2002
Dividend yield                   -%          -%          -%
Expected volatility          25.75%      24.17%      41.97%
Risk-free interest rate       4.71%       3.29%       5.18%

Expected lives           7.5 years   7.5 years   7.5 years

      The options granted under the plans during the fiscal years ended 2004, 2003 and 2002 have a weighted average fair value per option of $3.76, $1.68 and $3.61, respectively.

      EARNINGS (LOSS) PER SHARE -- Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

      The Company had 1,974,950, 2,194,350 and 1,713,700 options outstanding to purchase shares of common stock as of December 31, 2004, January 2, 2004 and January 3, 2003, respectively (Note 10). The options were not included in the computation of diluted earnings per share since the options would be anti-dilutive.

      Since there are no dilutive securities, basic and diluted earnings (loss) per share are identical, thus a reconciliation of the numerator and denominator is not necessary.

      SEGMENTS -- The Company operates in one reportable segment, hospitality services.

      RECLASSIFICATIONS -- Certain prior years' amounts have been reclassified to conform to the current year presentation.

      ACCOUNTING PRONOUNCEMENTS -- In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (as revised December 2003)." The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities) and how to determine when and which business enterprise should consolidate the Variable Interest Entity (the Primary Beneficiary). The Company does not have any variable interest entities and therefore, FIN 46R did not impact the accompanying consolidated financial statements.

      In December 2004, the FASB issued SFAS 123R "Share Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exception, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be realized each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. This will be effective for the Company's third quarter of fiscal 2005, and affect the compensation expense related to stock options recorded in the accompanying consolidated financial statements. As of December 31, 2004, SFAS 123R did not impact the accompanying consolidated financial statements.

3.    RELATED PARTY TRANSACTIONS

      HOTEL MANAGEMENT FEES -- In addition to managing the hotel properties included in the accompanying consolidated financial statements, the Company provides similar services for other hotel properties owned or controlled by JQH, which included 14, 12 and 9 properties at December 31, 2004, January 2, 2004 and January 3, 2003, respectively. A management fee of approximately 3% to 4% of gross revenues (as defined) is paid to the Company by these hotels, which aggregated approximately, $3,324, $2,572 and $2,150 for the fiscal years ended 2004, 2003 and 2002, respectively.

      ACCOUNTING AND ADMINISTRATIVE SERVICES -- The hotels have contracted for accounting and other administrative services with Winegardner & Hammons, Inc. ("WHI"), a company related by common ownership. The accounting and administrative charges expensed by the hotel properties, included in general, administrative, sales and management services expenses, were approximately $1,651, $1,615 and $1,572 for the fiscal years ended 2004, 2003 and 2002, respectively, of which, $109, $107 and $104, respectively, is included in discontinued operations.

      In 2002, the Company negotiated a new contract with WHI to continue to provide accounting and administrative services through June 2005. Charges for these services provided by WHI will approximate $35 per year for each hotel property for the duration of the agreement.

      INSURANCE COVERAGE -- To supplement the Company's self-insurance programs, property, auto, commercial liability, workers' compensation and medical insurance is provided to the hotel properties under blanket commercial policies purchased by the Company, covering hotel properties owned by JQHLP or JQH. In addition, the Company's umbrella and crime insurance is provided to the hotel properties under blanket commercial policies purchased by the Company covering hotel properties owned by JQHLP, JQH or managed by WHI. Generally, expenses allocated to each hotel property are based upon factors similar to those used by the insurance provider to compute the aggregate group policy expense. Insurance expense for the properties included in operating expenses was approximately $13,027, $13,284 and $13,281 for the fiscal years ended 2004, 2003 and 2002, respectively, of which $517, $740 and $868, respectively, is included in discontinued operations. Management considers these allocations to be reasonable.

      ALLOCATION OF COMMON COSTS -- The Company and JQHLP incur certain hotel management expenses incidental to the operations of all hotels beneficially owned or controlled by JQH. These costs principally include the compensation and related benefits of certain senior hotel executives and certain marketing managers. These costs were allocated by the Company to hotels not included in the accompanying consolidated statements, based on the respective number of rooms of all hotels owned or controlled by JQH. Effective 2004, the agreement between the Company and JQH was clarified to exclude compensation and related benefits of certain senior hotel executives and approximately $340 was refunded by the Company to JQH. These allocated costs approximated $71, $365 and $370 for the fiscal years ended 2004, 2003 and 2002, respectively. Management considers these allocations to be reasonable.

      JQH utilizes the services of certain of the Company's employees in his personal enterprises for which he paid $335, $335 and $432 for the fiscal years ended 2004, 2003 and 2002, respectively, to such employees' total compensation.

      TRANSACTIONS WITH STOCKHOLDERS AND DIRECTORS -- During fiscal year 2000, the Company's Board of Directors authorized the Company to enter into a five-year management contract with JQH whereby the Company will provide internal administrative, architectural design, purchasing and legal services to JQH in connection with the development of hotels in an amount not to exceed 1.5% of the total development cost of any single hotel for the opportunity to manage the hotels upon opening and the right of first refusal to purchase the hotels in the event they are offered for sale. During fiscal years ended 2004, 2003 and 2002, the Company provided $805, $328 and $326, respectively, of services to JQH in accordance with the management contract. These costs are recorded as management contract costs (Note 2) and amortized over the five-year contract period commencing upon opening of the respective hotel. For fiscal year 2004, 2003 and 2002, the amortization of management contract costs was approximately $404, $298 and $214, respectively.

      JQH also utilizes architecture and design and certain other services of the Company's for his personal enterprises. Certain of these services are specifically identifiable tasks which can be tracked and accounted for separately while other services are not specifically identifiable thus accounted for based upon an allocation percentage. Management considers these allocations to be reasonable. The Company bills JQH monthly for use of these services and reports the expenses net of reimbursements in general, administrative, sales and management services expense. Reimbursements from JQH totaled $894, $638 and $572 for the fiscal years ended 2004, 2003 and 2002, respectively. JQH had advanced payments to the Company of approximately $55 and $51 as of December 31, 2004 and January 2, 2004, respectively.

      During fiscal year 2003, the Company exchanged an undeveloped land parcel for two land parcels owned by JQH and leased by the Company (Notes 2 and 6). The Company recognized no gain or loss on the exchange.

      During fiscal year 2004, the Company authorized JQH to initiate the refinancing of one of the Company's properties. In connection with the refinancing, which was not yet complete as of December 31, 2004, JQH personally paid $655 for various related costs and expenses. The Company's Board of Directors resolved that after one year, if the Company still owns the property, it will refund JQH $655 for costs incurred in the refinancing. However, if the Company were to spin off or distribute the property to JQH within the next year in connection with a sale or merger (Note 1), the costs will not be refunded. This transaction is included in the accompanying financial statements as deferred financing costs and refundable equity. On January 27, 2005, JQH paid an additional $320 and completed the refinancing.

      SUMMARY OF RELATED PARTY REVENUE, EXPENSES AND REIMBURSED EXPENSES -- The following summarizes revenues and expenses reported as a result of activities with related parties:

FISCAL YEAR ENDED                                                                 2004     2003     2002
Revenue:

    Hotel management fees                                                        $ 3,324  $ 2,572  $ 2,150
                                                                                 =======  =======  =======
Expenses:

    Expenses included within depreciation and amortization:
          Amortization of management contract costs                              $   404  $   298  $   214
                                                                                 -------  -------  -------

    Expenses included within general, administrative, sales and management service expenses:

          Accounting and administrative:
              Continuing operations                                                1,542    1,508    1,468
              Discontinued operations                                                109      107      104
                                                                                 -------  -------  -------
                                                                                   1,651    1,615    1,572
                                                                                 -------  -------  -------

          Rental expenses from continuing operations (Note 6)                        802      948    1,026
                                                                                 -------  -------  -------

    Expenses included within various operating categories:

          Insurance other than medical:
              Continuing operations                                                7,425    8,545    8,481
              Discontinued operations                                                390      616      737
                                                                                 -------  -------  -------
                                                                                   7,815    9,161    9,218
                                                                                 -------  -------  -------
          Medical, net of employee payments:
              Continuing operations                                                5,085    3,999    3,932
              Discontinued operations                                                127      124      131
                                                                                 -------  -------  -------
                                                                                   5,212    4,123    4,063
                                                                                 -------  -------  -------

 Total                                                                           $15,884  $16,145  $16,093
                                                                                 =======  =======  =======

Reimbursed expenses:
    Reimbursements from JQH reflected net within general, administrative, sales and management service expenses:

            Common costs                                                         $    71  $   365  $   370
            Architecture and design and certain other services                       894      638      572
                                                                                 -------  -------  -------

Total                                                                            $   965  $ 1,003  $   942
                                                                                 =======  =======  =======

4.    FRANCHISE AGREEMENTS

      As of December 31, 2004, and January 2, 2004, 42 and 43, respectively, of the hotel properties included in the accompanying consolidated financial statements operated under franchise agreements with national hotel chains which require each hotel to remit to the franchisor monthly fees equal to approximately 3% to 6% of gross room revenues, as defined. Franchise fees expensed under these contracts were $11,909, $11,275 and $12,944 for the fiscal years ended 2004, 2003 and 2002, respectively, of which $535, $550 and $582, respectively, is included in discontinued operations.

      As part of the franchise agreements, each hotel also pays additional advertising, reservation and maintenance fees to the franchisor which range from 1.0% to 4.0% of gross room revenues, as defined. The amount of expense related to these fees included in the consolidated statements of operations as a component of general, administrative, sales and management service expenses was $10,447, $9,698 and $9,255 for the fiscal years ended 2004, 2003 and 2002, respectively, of which, $444, $442 and $436, respectively, is included in discontinued operations.

5.    LONG-TERM DEBT

      The components of long-term debt are summarized as follows:

FISCAL YEAR END                                                                    2004        2003
2002 First Mortgage Notes, interest at 8.875% interest only payable May 15 and
  November 15, principal due May 15, 2012, secured by a first mortgage lien on
  29 hotel properties, cash from the sales proceeds of one collateral property until sufficient replacement collateral is provided and an agreement for
  additional capital contributions of up to $195 million by JQH.                 $ 499,000   $ 499,000

Mortgage notes payable to banks, insurance companies and a state retirement plan, fixed rates ranging from 7.5% to 9.5% payable in scheduled installments with maturities through November 2018, secured by certain hotel facilities, fixtures and an assignment of rents, with certain instruments subject to
  cross-collateralization provisions, and a personal guarantee of JQH.             231,010     245,297

Mortgage notes payable to banks, variable interest rates at prime to prime plus
  0.50% with a certain instrument subject to a ceiling and a floor, payable in scheduled installments with maturities through February 2008, secured by certain hotel facilities, fixtures and an assignment of rents, and a personal
  guarantee of JQH.                                                                 35,194      36,447

Other notes payable, interest at 3%, paid in full during 2004.                           -         328
                                                                                 ---------   ---------

                                                                                   765,204     781,072

Less:  Current portion                                                             (25,719)     (7,423)
                                                                                 ---------   ---------

                                                                                 $ 739,485   $ 773,649
                                                                                 =========   =========

      During May 2002, the Company issued $510 million of 2002 First Mortgage Notes. The Company utilized the proceeds from these notes to pay in full the 1994 First Mortgage Notes and the 1995 First Mortgage Notes and certain fixed and variable rate mortgage notes. The indenture agreements relating to the 2002 First Mortgage Notes include certain covenants which, among others, limit the ability of JQHLP and its restricted subsidiaries (as defined) to make distributions, incur debt and issue preferred equity interests, engage in certain transactions with its partners, stockholders or affiliates, incur certain liens and engage in mergers or consolidations. In addition, certain of the other credit agreements include subjective acceleration clauses, and limit, among others, the incurrence of certain liens and additional indebtedness and require the achievement or maintenance of certain financial covenants. The 2002 First Mortgage Notes and certain other obligations include scheduled prepayment penalties in the event the obligations are paid prior to their scheduled maturity.

      The Company repaid or refinanced $15,868, $25,598 and $516,385 of long-term debt in fiscal year 2004, 2003 and 2002, respectively. In connection with these transactions, the Company incurred approximately $144,

      $774 and $7,411 in fiscal year 2004, 2003 and 2002, respectively, for charges related to the early extinguishment of debt.

      Scheduled maturities of long-term debt as of December 31, 2004, after giving effect to the early extinguishment of a mortgage note payable subsequent to year end (Note 11) and refinancing of a note payable (Note
      3) are summarized as follows:

FISCAL YEAR ENDING    AMOUNT
2005                $ 25,719
2006                  36,865
2007                  42,111
2008                  48,880
2009                   4,228
Thereafter           607,401
                    --------

                    $765,204
                    ========

6.    COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES -- The hotel properties lease certain equipment and land from unrelated parties under various lease arrangements. In addition, the Company leases certain parking spaces at one hotel for the use of its patrons and is billed by the lessor based on actual usage. Rent expense for these non-related party leases, which is included in general, administrative, sales and management service expenses, was approximately $3,715, $3,123 and $3,502 for the fiscal years ended 2004, 2003 and 2002, respectively, of which $22, $42 and $56, respectively, is included in discontinued operations.

      The Company operates two trade centers located in Joplin, Missouri and Portland, Oregon, both of which are owned by JQH and leased by the Company. The lease agreement for the Joplin trade center stipulates nominal rentals for the fiscal years ended 2004, 2003 and 2002, and for each ensuing year through 2014. The lease agreement for the Portland facility stipulates annual rents of $300 payable on a month-to-month basis. In addition, the Company leases office space in Springfield, Missouri, from a partnership (of which JQH is a partner) for annual payments of $288 payable monthly through December 2005. The Company also leased land from JQH during fiscal year 2004 for one hotel property, and during 2003 and 2002 for three hotel properties. The Company exchanged certain undeveloped land for two of these leased parcels during fiscal year 2003. Subject to the Company exercising the purchase option provided under the agreement, the remaining land lease extends through 2045 and requires aggregate minimum annual payments of approximately $150 and additional contingent rent based upon a percentage of the property's operating revenues. Rent expense for these related party leases was approximately $802, $948 and $1,026 for the fiscal years ended 2004, 2003 and 2002, respectively.

      The minimum annual commitments for non-cancelable leases and contracts as of December 31, 2004 are as follows:

FISCAL YEAR    RELATED PARTY     OTHER      TOTAL
2005           $       1,208  $    2,744  $   3,952
2006                     150       2,650      2,800
2007                     150       2,629      2,779
2008                     150       2,521      2,671
2009                     150       1,324      1,474
Thereafter             5,575      53,415     58,990
               -------------  ----------  ---------

               $       7,383  $   65,283  $  72,666
               =============  ==========  =========

      HOTEL DEVELOPMENT -- Currently, the Company does not have any hotels under construction nor does it have any plans to start construction.

      STOCK REPURCHASE -- On December 1, 1998, the Board of Directors authorized the Company to repurchase up to $3,000 of the outstanding stock at market prices during fiscal year 1999. On November 30, 1999, the Board of Directors authorized the Company to repurchase up to an additional $3,000 of the outstanding stock at market prices during fiscal year 2000. No stock repurchase program was approved since 2000. As of December 31, 2004, the Company has repurchased $4,322 of the total authorized to be repurchased, net of reissued stock.

      LEGAL MATTERS -- Two lawsuits have been filed against the Company (in the Court of Chancery of the State of Delaware in and for New Castle County), Jolly Roger Fund L.P. and Jolly Roger Offshore Fund, Ltd. vs. John Q. Hammons Hotels Inc., et al, filed October 19, 2004 and Garco Investments LLP v. John Q. Hammons Hotels, Inc., et al., filed October 20, 2004. Both of these class action lawsuits originally sought injunctive relief to prevent any merger transaction and asserted that the original price offered to the public shareholders was not equivalent to the "sweetheart deal" offered to John Q. Hammons. These lawsuits have been consolidated into one action and the complaint has been amended to seek compensation, attorney fees and costs of the action for plaintiffs' efforts because they allegedly added value for the minority public shareholders as evidenced by the fact the proposed stock acquisition price has risen from the initial $13.00 a share to the current proposal of $24.00 per share. The parties have agreed that no responsive pleadings are required to be filed until March 31, 2005. The Company has not recorded an obligation with regard to this matter, as a loss is not yet probable nor can an amount of loss be reasonably estimated. Management will continue to assess the situation and adjustments will be recorded, if necessary, in the period in which new facts and circumstances arise.

      The Company is party to various other legal proceedings arising from its consolidated operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will have no material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

7.    ASSETS HELD FOR SALE

      During 2004, the Company completed a comprehensive review of its investment strategy and of its existing hotel portfolio to identify properties which the Company believes are either non-core or no longer complement the business. As of December 31, 2004, only one hotel property, the Holiday Inn property located in Emeryville, California, met the Company's criteria for held for sale classification. The other assets identified for disposition program did not meet the probability criteria as prescribed by SFAS 144 to classify as held for sale. See Note 11 for asset sale subsequent to December 31, 2004.

      Assets held for sale consisted of the following:

                                                 DECEMBER 31,
                                                     2004
Land and improvements                            $       791
Building and improvements                              5,755
Furniture, fixtures and equipment                      4,705
                                                 -----------
                                                      11,251
Less: Accumulated depreciation and amortizaiton       (6,951)
                                                 -----------
Assets held for sale                             $     4,300
                                                 ===========

8.    DISCONTINUED OPERATIONS

      Included in discontinued operations are the results of operations of the Holiday Inn Bakersfield, California sold in August 2004 and the Holiday Inn Northglenn, Colorado sold in December 2004. In addition, the Holiday Inn Emeryville, California hotel property met the Company's criteria for held for sale classification as of December 31, 2004, which requires it to be classified as discontinued operations for the periods presented.

      Condensed financial information for these three hotels included in discontinued operations is as follows:

FISCAL YEAR ENDED                             2004       2003       2002
Revenues                                    $ 17,573   $ 17,770   $ 20,059

Direct operating expenses                      8,044      8,041      8,719
General, administrative, sales and
  management service expenses                  5,597      6,222      6,295
Repairs and maintenance                          815        891        909
Asset impairment                               4,619          -          -
Depreciation and amortizaiton                  1,499      1,940      2,096
                                            --------   --------   --------
  Total operating expenses                    20,574     17,094     18,019

                                            --------   --------   --------
Operating income (loss)                       (3,001)       676      2,040

Allocated interest expense                     1,759      1,759      1,759
Other income                                       -        (56)      (111)
Loss on sale                                     390          -          -
                                            --------   --------   --------

Income (loss) before minority interest        (5,150)    (1,027)       392
Minority interest                                  -          -       (297)
                                            --------   --------   --------

Income (loss) from discontinued operations  $ (5,150)  $ (1,027)  $     95
                                            ========   ========   ========

      The Company sold a Holiday Inn located in Bakersfield, California in August 2004 for net proceeds of $8,048. In December 2004, the Company sold a Holiday Inn located in Northglenn, Colorado for net proceeds of $4,170. From these sales, the Company recognized a net loss of $5,009, including $4,619 of asset impairment charges and loss on dispositions of $390. The Holiday Inn located in Northglenn, Colorado served as collateral under the 2002 First Mortgage Notes (Note 5). Under the terms of these indentures, the Company plans to provide replacement collateral in accordance with the indenture provisions.

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair values of long-term debt approximate their respective historical carrying amounts except with respect to the 2002 First Mortgage Notes. The fair market value of the 2002 First Mortgage Notes ranged from approximately $561,000 to $569,000 as of December 31, 2004. The fair market value of the First Mortgage Notes issued is estimated by obtaining market quotes from brokers.

10.   STOCK OPTIONS

      Concurrent with the sale of equity securities in November 1994, the Company adopted a stock option plan for its employees. The plan authorizes the issuance of up to 2,416,800 shares of Class A common stock in option grants. This plan expired during the fiscal year ended 2004, and as of December 31, 2004, no options remained available for issuance. In February 1999, the Company adopted a stock option plan for its non-employee directors. The plan authorizes the issuance of up to 500,000 shares of Class A common stock in option grants. Options are granted at exercise prices based upon market value of the underlying common stock at the date of grant. The options become vested and exercisable on a pro rata basis over a period of four years beginning one year after the grant date. All unexercised options expire ten years after the grant date.

      A summary of the changes in options outstanding during fiscal year 2004, 2003 and 2002 is as follows:

                                                 WEIGHTED
                                  NUMBER OF   AVERAGE PRICE
                                   SHARES       PER SHARE
Outstanding at December 28, 2001  1,649,500   $        5.99

  Granted                            80,000            6.66
  Exercised                               -               -
  Expired                           (15,800)           5.95
                                  ---------   -------------

Outstanding at January 3, 2003    1,713,700            6.02

  Granted                           534,250            4.75
  Exercised                          (8,625)           5.00
  Expired                           (44,975)           5.33
                                  ---------   -------------

Outstanding at January 2, 2004    2,194,350            5.73

  Granted                            60,000            9.20
  Exercised                        (272,650)           5.85
  Expired                            (6,750)           3.63
                                  ---------   -------------

Outstanding at December 31, 2004  1,974,950   $        5.82
                                  =========   =============

Exercisable at January 3, 2003    1,111,450   $        6.39
                                  =========   =============

Exercisable at January 2, 2004    1,344,350   $        6.18
                                  =========   =============

Exercisable at December 31, 2004  1,442,513   $        5.96
                                  =========   =============

      The outstanding exercisable options as of December 31, 2004 have a weighted average remaining contractual life of 4.9 years.

      The following table summarizes the status of stock options outstanding and exercisable as of December 31, 2004:

                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
---------------------------------------------------------------  ---------------------------
   RANGE OF                  WEIGHTED AVERAGE  WEIGHTED AVERAGE             WEIGHTED AVERAGE
EXERCISE PRICES   SHARES      EXERCISE PRICE    REMAINING LIFE     SHARES    EXERCISE PRICE
---------------  ---------   ----------------  ----------------  ---------  ----------------
$3.94 to $5.15   1,203,950   $           4.85        6.7           786,513  $           4.89
$6.03 to $7.38     711,000               7.18        4.1           656,000              7.24
$9.20               60,000               9.20        9.4                 -                 -
                 ---------                                       ---------
                 1,974,950   $           5.82                    1,442,513  $           5.96
                 =========                                       =========

11.   SUBSEQUENT EVENTS

      Subsequent to December 31, 2004, the Company has agreed to purchase approximately 278,096 general partner units from JQHLP primarily as a result of stock options exercised. The number of general partner units to be purchased is equivalent to the number of Class A and Class B common stock issued as outlined by the partnership agreement. Had the units been purchased in fiscal 2004, the effect would not have had a material impact on the net loss.

      On January 27, 2005, the Company completed the sale of a Holiday Inn property located in Emeryville, California for net proceeds of $15,739, resulting in a gain of $11,161. This hotel property served as collateral under the 2002 First Mortgage Notes (Note 5). Under the terms of these indentures, the Company plans to provide replacement collateral in accordance with the indenture provisions.

      On February 23, 2005, the Company utilized the net cash proceeds from the sale of the Northglenn, Colorado and the Emeryville, California hotel properties to pay-off the existing mortgage on our World Golf Village Hotel in St. Augustine, Florida, and substitute it as the replacement collateral for the 2002 First Mortgage Notes in accordance with the indenture provisions.

12.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly information has been restated to reflect the operations of assets sold during fiscal year 2004 or classified as held for sale as of December 31, 2004 as discontinued operations for all period presented. Earnings per share for each quarter of the year are calculated individually and may not add to the total of the year.

                                                                  QUARTER
                                            ---------------------------------------------------
2004                                           FIRST       SECOND         THIRD       FOURTH
Total revenues                              $   109,286  $   109,880   $   106,913  $   104,701
Income from operations                           20,827       18,396        18,298       12,610
Income (loss) from continuing operations          4,270        1,861         1,980       (3,606)
Net income (loss) allocable to the Company        4,349       (2,622)        1,663       (4,035)
Basic earnings (loss) per share                    0.85        (0.51)         0.32        (0.77)
Diluted earnings (loss) per share                  0.74        (0.51)         0.27        (0.77)

Basic weighted average shares                 5,111,270    5,143,119     5,195,095    5,245,334
Diluted weighted average shares               5,856,746    5,143,119     6,113,229    5,245,334

                                                                  QUARTER
                                            --------------------------------------------------
2003                                           FIRST       SECOND         THIRD      FOURTH
Total revenues                              $   105,711  $   104,081  $   104,476  $    99,207
Income from operations                           18,121       17,741       18,469        2,047
Income (loss) from continuing operations            279          114          284       (6,711)
Net income (loss) allocable to the Company          207           79          163       (7,510)
Basic earnings (loss) per share                    0.04         0.02         0.03        (1.47)
Diluted earnings (loss) per share                  0.04         0.01         0.03        (1.47)

Basic weighted average shares                 5,083,829    5,089,728    5,094,778    5,102,979
Diluted weighted average shares               5,151,081    5,372,627    5,384,894    5,102,979

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, Missouri, on the 31st day of March, 2005.

                                          JOHN Q. HAMMONS HOTELS, INC.

                                          By: /s/ John Q. Hammons
                                              ----------------------------------
                                              John Q. Hammons
                                              Founder, Chairman and CEO

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their capacities at John Q. Hammons Hotels, Inc. on March 31, 2005.

      Signatures                                Title

/s/ John Q. Hammons         Founder, Chairman and CEO of John Q. Hammons Hotels,
------------------------    Inc.(Principal Executive Officer)
John Q. Hammons

/s/ Paul E. Muellner        Chief Financial Officer of John Q. Hammons Hotels,
------------------------    Inc.(Principal Financial and Accounting Officer)
Paul E. Muellner

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

 (a)10.2    Holiday Inn License Agreement

 (a)10.3    Embassy Suites License Agreement

 (a)10.4    Form of Option Purchase Agreement

   10.5     Lease Agreement between The Plaza Associates and John Q. Hammons
            Hotels, Inc., dated December 14, 2004 (Suite 701)

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

   10.7d    Employment Agreement between John Q. Hammons Hotels, Inc. and Paul
            E. Muellner dated as of December 1, 2003 (Incorporated by reference to Exhibit 10.7d from the Company's Annual Report on Form 10-K for the Fiscal Year Ended January 2, 2004)

   10.8     John Q. Hammons Building Lease Agreement - 9th Floor (6000 sq. ft.)
            (Incorporated by reference to Exhibit 10.7a of the Registration
            Statement of the Company on Form S-1, No. 33-84570)

   10.8a    Lease Renewal for John Q. Hammons Building Lease Agreement - 9th
            Floor (6000 sq. ft.) effective January 1, 2005

   10.8b    John Q. Hammons Building Lease Agreement - 7th Floor (2775 sq. ft.)
            (Incorporated by reference to Exhibit 10.7b of the Limited
            Partnership's Registration Statement on Form S-4, Registration
            Number 333-89856-01)

   10.8c    Lease Renewal for John Q. Hammons Building Lease Agreement - 7th
            Floor (2775 sq. ft.) effective January 1, 2005

   10.8d    John Q. Hammons Building Lease Agreement - 7th Floor (2116 sq. ft.)
            (Incorporated by reference to Exhibit 10.7c of the Limited
            Partnership's Registration Statement on Form S-4, Registration
            Number 333-89856-01)

   10.8e    Lease Renewal for John Q. Hammons Building Lease Agreement - 7th
            Floor (2116 sq. ft.) effective January 1, 2005

   10.9     John Q. Hammons Building Lease Agreement - 8th Floor (6000 sq. ft.)
            (Incorporated by reference to Exhibit 10.7d of the Limited
            Partnership's Registration Statement on Form S-4, Registration
            Number 333-89856-01)

   10.9a    Lease Renewal for John Q. Hammons Building Lease Agreement - 8th
            Floor (6000 sq. ft.) effective January 1, 2005

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