Form 10-Q
period 2005-04-01
HAMMONS JOHN Q HOTELS INC
filed 2005-05-13
CIK 930796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

Yes [ ]          No [X]

Number of shares of Registrant's Class A Common Stock outstanding as of May 9, 2005: 5,242,962

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS

                                                                             APRIL 1, 2005       DECEMBER 31, 2004
                                                                             -------------       -----------------
                                                                              (unaudited)
CURRENT ASSETS:

   Cash and equivalents                                                      $     52,118          $     41,044

   Restricted cash                                                                  1,852                10,206

   Marketable securities                                                           18,422                22,332

   Receivables:
     Trade, less allowance for doubtful accounts of $231 in 2005 and 2004          12,764                 7,250
     Other                                                                            272                   277
     Management fees - related party                                                  365                   265

   Inventories                                                                      1,235                 1,091

   Prepaid expenses and other                                                       3,055                 4,343

   Assets held for sale                                                                 -                 4,300
                                                                             ------------          ------------

     Total current assets                                                          90,083                91,108
                                                                             ------------          ------------
PROPERTY AND EQUIPMENT, at cost:
   Land and improvements                                                           61,123                60,553
   Buildings and improvements                                                     717,859               717,870
   Furniture, fixture and equipment                                               342,390               342,214
   Construction in progress                                                        10,461                     -
                                                                             ------------          ------------

                                                                                1,131,833             1,120,637

   Less-accumulated depreciation and amortization                                (447,480)             (436,196)
                                                                             ------------          ------------

                                                                                  684,353               684,441

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net,
   including $23,751 and $20,376 of restricted cash as of April 1, 2005
   and December 31, 2004, respectively                                             44,015                40,950
                                                                             ------------          ------------

TOTAL ASSETS                                                                 $    818,451          $    816,499
                                                                             ============          ============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)

                        LIABILITIES AND EQUITY (DEFICIT)

                                                                                 APRIL 1, 2005     DECEMBER 31, 2004
                                                                                 -------------     -----------------
                                                                                  (unaudited)
LIABILITIES:

    Current portion of long-term debt                                            $        7,212     $       25,719

    Accounts payable                                                                      3,995              8,172

    Accrued expenses:
      Payroll and related benefits                                                        7,607              9,601
      Sales and property taxes                                                           11,414             12,053
      Insurance                                                                           2,905              2,789
      Interest                                                                           17,040              6,106
      Utilities, franchise fees and other                                                10,942             10,115

    Accrued distribution                                                                  5,675                  -
                                                                                 --------------     --------------
        Total current liabilities                                                        66,790             74,555

    Long-term debt                                                                      738,421            739,485
    Other obligations                                                                     3,346              3,329
                                                                                 --------------     --------------
        Total liabilities                                                               808,557            817,369
                                                                                 --------------     --------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED
    PARTNER UNITS                                                                         2,599                  -
                                                                                 --------------     --------------

REFUNDABLE EQUITY                                                                           975                655
                                                                                 --------------     --------------
STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock, $.01 par value, 2,000,000 shares
      authorized, none outstanding                                                            -                  -
    Class A Common Stock, $.01 par value, 40,000,000 shares authorized at
      April 1, 2005, and December 31, 2004, 6,042,000 shares issued at
      April 1, 2005, and December 31, 2004, and 5,234,462 and 5,086,975
      shares outstanding at April 1, 2005, and December 31, 2004, respectively               60                 60
    Class B Common Stock, $.01 par value, 1,000,000 shares
      authorized, 294,100 shares issued and outstanding                                       3                  3
    Paid-in capital                                                                      96,982             96,781
    Accumulated deficit, net                                                            (87,050)           (94,006)
    Less: Treasury Stock, at cost; 807,538 and 955,025 shares at
      April 1, 2005, and December 31, 2004, respectively                                 (3,655)            (4,322)
    Accumulated other comprehensive loss                                                    (20)               (41)
                                                                                 --------------     --------------

        Total stockholders' equity (deficit)                                              6,320             (1,525)
                                                                                 --------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             $      818,451     $      816,499
                                                                                 ==============     ==============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                       (000's omitted, except share data)

                                                                           THREE MONTHS ENDED
                                                                     APRIL 1, 2005     APRIL 2, 2004
                                                                     -------------     -------------
REVENUES:
   Rooms                                                             $     68,550      $     67,023
   Food and beverage                                                       29,200            28,660
   Meeting room rental, related party management fee and other             13,683            13,603
                                                                     ------------      ------------
     Total revenues                                                       111,433           109,286
                                                                     ------------      ------------

OPERATING EXPENSES:
   Direct operating costs and expenses:
     Rooms                                                                 16,832            16,394
     Food and beverage                                                     21,577            20,905
     Other                                                                    440               586

   General, administrative, sales and management service expenses          35,691            34,610

   Repairs and maintenance                                                  4,785             4,475

   Depreciation and amortization                                           11,447            11,489
                                                                     ------------      ------------

     Total operating expenses                                              90,772            88,459
                                                                     ------------      ------------

INCOME FROM OPERATIONS                                                     20,661            20,827

OTHER EXPENSE:
   Interest expense and amortization of deferred financing fees, net of $362 and $117 of interest income in 2005 and
     2004, respectively                                                    15,939            16,527
   Extinguishment of debt costs                                               234                 -
                                                                     ------------      ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
   MINORITY INTEREST AND PROVISION FOR
   INCOME TAXES                                                             4,488             4,300
   Minority interest in income of partnership                                (220)                -
                                                                     ------------      ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
   PROVISION FOR INCOME TAXES                                               4,268             4,300
   Provision for income taxes                                                 (33)              (30)
                                                                     ------------      ------------

INCOME FROM CONTINUING OPERATIONS                                           4,235             4,270
   Income from discontinued operations, net of $8,113 of minority
     interest in 2005 and no minority interest in 2004                      2,721                79
                                                                     ------------      ------------

NET INCOME ALLOCABLE TO THE COMPANY                                  $      6,956      $      4,349
                                                                     ============      ============

BASIC  EARNINGS PER SHARE:
   Continuing operations                                             $       0.78      $       0.84
   Discontinued operations                                                   0.50              0.01
                                                                     ------------      ------------
     Net earnings allocable to Company                               $       1.28      $       0.85
                                                                     ============      ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                               5,432,871         5,111,270
                                                                     ============      ============
DILUTED EARNINGS PER SHARE:
   Continuing operations                                             $       0.63      $       0.73
   Discontinued operations                                                   0.40              0.01
                                                                     ------------      ------------
     Net earnings allocable to Company                               $       1.03      $       0.74
                                                                     ============      ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                             6,770,132         5,856,746
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

                                                                               STOCKHOLDERS' EQUITY (DEFICIT)
                                                                 ----------------------------------------------------------
                                                                                                               Accumulated
                                                                 Class A Class B           Company                Other
                              Comprehensive Minority  Refundable Common  Common  Paid in Accumulated Treasury Comprehensive
                              Income (loss) Interest    Equity    Stock   Stock  Capital   Deficit     Stock        Loss     Total
                              ------------- --------  ---------- ------- ------- ------- ----------- -------- ------------- -------
BALANCE, December 31, 2004                  $      -    $ 655     $ 60     $ 3   $96,781 $  (94,006) $(4,322)     $ (41)    $(1,525)
Net income allocable to
  the Company                    $ 6,956           -        -        -       -         -      6,956        -          -       6,956
Distributions                                 (5,675)       -        -       -         -          -        -          -           -
Refundable equity
  contribution                                     -      320        -       -         -          -        -          -           -
Minority interest in
  income of the partnership                    8,333        -        -       -         -          -        -          -           -
Issuance of Common Stock to
   employees and directors                         -        -        -       -       201          -      667          -         868
Reallocation of previously
  allocated other
  comprehensive losses
  from the Company
  to minority interest                           (31)       -        -       -         -          -        -         31          31
Unrealized depreciation on
  marketable securities              (10)        (28)       -        -       -         -          -        -        (10)        (10)
                                 -------    --------    -----     ----     ---   ------- ----------  -------      -----     -------
Comprehensive income             $ 6,946
                                 =======
BALANCE, April 1, 2005                      $  2,599    $ 975     $ 60     $ 3   $96,982 $  (87,050) $(3,655)     $ (20)    $ 6,320
(unaudited)                                 ========    =====     ====     ===   ======= ==========  =======      =====     =======

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (000's omitted)

                                                                                      Three Months Ended
                                                                                 April 1, 2005  April 2, 2004
                                                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income allocable to the Company                                             $    6,956     $    4,349

   Adjustment to reconcile net income to cash provided by operating activities:
        Minority interest in income of partnership                                      8,333              -
        Depreciation, amortization and loan cost amortization                          11,918         12,376
        Gain on sale of property and equipment                                        (11,161)             -
        Extinguishment of debt costs                                                      234              -

   Changes in certain assets and liabilities:
        Restricted cash                                                                  (831)          (454)
        Receivables                                                                    (5,813)        (4,326)
        Inventories                                                                      (157)           (82)
        Prepaid expenses and other                                                      1,288          2,216
        Accounts payable                                                               (4,177)        (1,703)
        Accrued expenses                                                                9,244         12,468
        Other obligations                                                                  17            122
                                                                                   ----------     ----------
              Net cash provided by operating activities                                15,851         24,966
                                                                                   ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property and equipment                                           (11,252)        (2,618)
        Proceeds from sale of property and equipment                                   15,739              -
        Franchise fees, long-term restricted cash and other                             5,567         (1,361)
        Sale of marketable securities                                                   3,872            133
                                                                                   ----------     ----------
              Net cash provided by (used in) investing activities                      13,926         (3,846)
                                                                                   ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from borrowings                                                       31,000              -
        Proceeds from issuance of Treasury Stock                                          868            169
        Repayments of debt                                                            (50,571)        (2,132)
                                                                                   ----------     ----------
              Net cash used in financing activities                                   (18,703)        (1,963)
                                                                                   ----------     ----------

        Increase in cash and equivalents                                               11,074         19,157

CASH AND EQUIVALENTS, beginning of period                                              41,044         23,790
                                                                                   ----------     ----------
CASH AND EQUIVALENTS, end of period                                                $   52,118     $   42,947
                                                                                   ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     CASH PAID FOR INTEREST                                                        $    5,087     $    5,648
                                                                                   ==========     ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
     UNREALIZED (DEPRECIATION) APPRECIATION OF MARKETABLE SECURITIES               $      (38)    $        3
                                                                                   ==========     ==========
     ACCRUED DISTRIBUTION                                                          $    5,675     $        -
                                                                                   ==========     ==========
     FINANCING COSTS FUNDED BY STOCKHOLDER                                         $      320     $        -
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

We were incorporated in September 1994 and had no operations or assets prior to our initial public offering of Class A Common Stock in November 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons contributed approximately $5 million in cash to us in exchange for 294,100 shares of Class B Common Stock (which represented approximately 72% of the voting control). We contributed the approximate $96 million of net proceeds from our Class A and Class B Common Stock offerings to John Q. Hammons Hotels, L.P., (for which we serve as the general partner, and we refer to as the "Partnership,") in exchange for an approximately 28% general partnership interest. As of April 1, 2005, the Partnership had redeemed approximately 955,000 Partnership units, net of shares issued. The number of net Partnership units redeemed is equivalent to the number of net shares we have redeemed, as required by the Partnership Agreement. Accordingly, the allocation percentages were approximately 25% and 24% for us, and approximately 75% and 76% for the limited partners in 2005 and 2004, respectively.

Among other things, the Partnership Agreement provides that, to the extent the limited partners were not otherwise committed to provide further financial support and pretax losses reported for financial reporting purposes were deemed to be of a continuing nature, the balance of the pretax losses would be allocated only to us, with any subsequent pretax income also to be allocated to us until such losses had been offset. As of April 1, 2005, we recaptured approximately $4.2 million due to the previous losses of the limited partners we absorbed. In addition, with respect to distributions, in the event the Partnership has taxable income, distributions are to be made in an aggregate amount equal to the amount the Partnership would have paid for income taxes had it been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to us, if applicable, with the remainder allocated to the limited partners. As of April 1, 2005, distributions of $5.7 million were accrued for income taxes in accordance with the Partnership Agreement. No such distributions were required for the three months ended April 2, 2004. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to adjustments become known.

All significant balances and transactions between the entities and properties have been eliminated.

2.   GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2004, which included financial statements for the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements. Marketable securities consist of available-for-sale commercial paper, corporate bonds and governmental agency obligations which mature or will be available for use in operations in 2005. These securities are valued at current market value. As of April 1, 2005, unrealized holding losses were approximately $79,000 of which approximately $20,000 is allocable to the Company and are included as a separate component of shareholders' equity (deficit) until realized, with the remaining allocable to minority interest. As of December 31, 2004, unrealized holding losses were approximately $41,000, all of which is allocable to us (with no allocations to the minority interest) and are included as a separate component of shareholders' equity (deficit) until realized.

The provision for income taxes is for state franchise taxes.

3.   NET INCOME AND EARNINGS PER SHARE

Basic earnings per share for the three months ended April 1, 2005 were $1.28, compared to $0.85 for the three months ended April 2, 2004. Diluted earnings per share for the 2005 Quarter were $1.03, compared $0.74 for the 2004 Quarter. Discontinued operations relating to the sale of the Holiday Inn Emeryville, California had a positive effect on basic and diluted earnings per share of $0.50 and $0.40, respectively, for the 2005 Quarter, virtually all of which is attributable to the gain on sale of this hotel. Discontinued operations had a positive effect of $0.01 in the 2004 Quarter.

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

The following is a reconciliation of the numerator and denominator for basic and diluted net earnings per share for the three months ended April 1, 2005 and April 2, 2004:

                               Three Months Ended
                      (in thousands, except per share data)

                                             April 1, 2005                         April 2, 2004
                                ------------------------------------  -------------------------------------
                                   Income        Shares     Per Share     Income        Shares     Per Share
                                (Numerator)  (Denominator)    Amount   (Numerator)  (Denominator)    Amount
                                -----------  -------------  ---------  -----------  -------------  ---------
Basic earnings per share
   from continuing operations     $  4,235       5,433     $   0.78    $  4,270         5,111      $   0.84
Discontinued operations              2,721       5,433         0.50          79         5,111          0.01
                                  --------                 --------    --------                    --------
Basic earnings per share          $  6,956       5,433     $   1.28    $  4,349         5,111      $   0.85
                                  ========                 ========    ========                    ========
Effect of dilutive securities:
     Options                                     1,337                                    746
                                                 -----                                  -----
Diluted earnings per share
   from continuing operations     $  4,235       6,770     $   0.63    $  4,270         5,857      $   0.73
Discontinued operations              2,721       6,770         0.40          79         5,857          0.01
                                  --------                 --------    --------                    --------
Diluted earnings per share        $  6,956       6,770     $   1.03    $  4,349         5,857      $   0.74
                                  ========                 ========    ========                    ========

As of April 1, 2005 and April 2, 2004 we had no antidilutive options.

4.   STOCK OPTIONS

We account for our stock-based compensation plans according to the intrinsic method under APB Opinion No. 25. In accordance with Statement of Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," we are required, at a minimum, to report pro forma disclosures of expense for stock-based awards based on their fair values. Had compensation cost been determined consistent with SFAS No. 123, our net income and basic and diluted earnings per share for the three months ended April 1, 2005, and April 2, 2004, would have been as follows:

                                                                         APRIL 1,      APRIL 2,
                                                                           2005          2004
                                                                        ----------    ----------
                                                                             (IN THOUSANDS
                                                                         EXCEPT PER SHARE DATA)
Net Income
     As reported                                                        $    6,956    $    4,349
     Deduct - total stock-based employee compensation expense
        determined under the fair value based method for all awards,
        net of related tax effects                                             (28)          (52)
                                                                        ----------    ----------
     Pro forma                                                          $    6,928    $    4,297
                                                                        ==========    ==========

Basic and Diluted Income Per Share
     As reported - Basic                                                $     1.28    $     0.85
     Pro forma - Basic                                                  $     1.28    $     0.84

        As reported  - Diluted                                          $     1.03    $     0.74
        Pro forma - Diluted                                             $     1.02    $     0.73

The assumptions used to calculate the fair value of options granted are evaluated and revised, upon estimating the fair value of each new option grant, to reflect market conditions and experience.

5.   NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R "Share Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be realized each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. This will be effective for the first quarter of fiscal 2006, and affect the compensation expense related to stock options recorded in the accompanying consolidated financial statements.

6.   DISCONTINUED OPERATIONS

The results of operations of the Holiday Inn Emeryville, California (sold in January 2005) are included in discontinued operations for the three months ended April 1, 2005 and the three months ended April 2, 2004. Also included in discontinued operations for 2004 period are the results of operations of the Holiday Inn Bakersfield, California (sold in August 2004) and the Holiday Inn Northglenn, Colorado (sold in December 2004). Condensed financial information for these hotels included in discontinued operations is as follows:

                                          Three Months Ended
                                            (in thousands)
                                      April 1, 2005  April 2, 2004
                                      -------------  -------------
Revenues                                $      425     $    5,090
                                        ----------     ----------

Operating expenses:
  Direct operating cost and expenses           390          2,151
  General, administrative, sales and
     management service expenses               193          1,747
  Repairs and maintenance                       37            231
  Depreciation and amortization                  1            442
                                        ----------     ----------
     Total operating expenses                  621          4,571
                                        ----------     ----------

Operating income (loss)                       (196)           519

Other income (expense):
  Allocated interest expense                  (131)          (440)
  Gain on sale                              11,161              -
                                        ----------     ----------

Income before minority interest             10,834             79
     Minority interest                      (8,113)             -
                                        ----------     ----------

Income from discontinued operations     $    2,721     $       79
                                        ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

We have announced over the past several months that we and our principal stockholder have been engaged in discussions with parties regarding a possible merger transaction. Our board of directors appointed a special committee, or the Special Committee, composed solely of outside independent directors to conduct all negotiations on our behalf. On April 29, 2005, we announced that we and John
Q. Hammons, have agreed to continue to negotiate exclusively with an investor group led by JQH Acquisition, LLC through May 24, 2005 regarding a possible transaction. Although terms of the investor group's proposal remain subject to further discussion and negotiation, the proposal contemplates a merger transaction in which our Class A shares would be purchased for $24.00 cash per share. Although we continue to work through a number of items that remain to be negotiated, particularly with respect to the documentation of the various arrangements that have been agreed to in principle between the investor group and Mr. Hammons, there can be no assurance that a transaction will be consummated.

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

We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. In August 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services, to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development cost of any single hotel for the opportunity to manage the hotel upon opening and the right of first refusal to purchase the hotel in the event it is offered for sale. These costs are amortized over a five-year contract period, beginning upon the opening of the hotels.

Although we are not developing new hotels, Mr. Hammons has personally completed several projects, including new hotels in Oklahoma City, Oklahoma; Junction City, Kansas; North Charleston, South Carolina; Springfield, Missouri; Frisco, Texas and Albuquerque, New Mexico, all of which we currently manage under the management agreement described above. Mr. Hammons also has numerous other projects in various stages of development, which we intend to manage upon completion, including properties in St. Charles, Missouri and Hampton, Virginia.

RESULTS OF OPERATIONS

The following discussion and analysis addresses results of operations for the three month periods ended April 1, 2005 (which we refer to as the 2005 Quarter) and April 2, 2004 (which we refer to as the 2004 Quarter). The results of operations for the 2005 Quarter are not indicative of the results to be expected for the full year.

Total revenues from continuing operations for the 2005 Quarter increased $2.1 million, or 1.9%, compared to the 2004 Quarter, primarily as a result of an increase in our average daily room rate of approximately 6.5% to $107.65, from the 2004 Quarter.

Rooms revenues from continuing operations increased $1.6 million, or 2.4%, from the 2004 Quarter, and as a percentage of total revenues increased to 61.6% from 61.3%. The increase was attributable to the increase in our average room rate to $107.65, compared to the 2004 Quarter average room rate of $101.12. This increase was partially offset by a decrease in our occupancy for the 2005 Quarter by 3.9% or 2.6 percentage points to 64.5% from 67.1% in the 2004 Quarter. In comparison, the average room rate for the hotel industry, based on information from Smith Travel Research, was $90.25 in the 2005 Quarter, up 4.2% from the 2004 Quarter. Occupancy for the hotel industry was 58.4% in the 2005 Quarter, up 2.8% from the 2004 Quarter. Our Revenue Per Available Room, or RevPAR, was $69.41 in the 2005 Quarter, up 2.3% from $67.84 in the 2004 Quarter. RevPAR for the hotel industry in the 2005 Quarter was $52.74, up 7.2% from the 2004 Quarter.

Food and beverage revenues from continuing operations increased by $0.5 million, or 1.7%, compared to the 2004 Quarter, but decreased slightly as a percentage of total revenues to 26.2% from 26.3%. The dollar increase was due to increased banquet revenues related to an increase in the association and small group market segments of our business.

Meeting room rental, related party management fee and other revenues from continuing operations increased $0.1 million, or 0.7%, from the 2004 Quarter, but decreased slightly as a percentage of revenues to 12.3% from 12.4%. The dollar increase was primarily related to related party management fees, partially offset by decreased telephone revenues.

Rooms operating expenses from continuing operations increased by $0.4 million, or 2.4%, compared to the 2004 Quarter, but remained stable as a percentage of rooms revenues at 24.5%. The dollar increase was primarily attributable to costs involved in compliance with revisions in selected franchise standards, including such items as the purchase of new linens for certain hotels.

Food and beverage operating expenses from continuing operations increased $0.7 million, or 3.3%, compared to the 2004 Quarter, and increased as a percentage of food and beverage revenues to 74.0% from 72.8%. The increase was attributable to increased labor and food costs directly related to higher sales volumes, discussed above.

Other operating expenses from continuing operations decreased slightly by $0.2 million, compared to the 2004 Quarter, and decreased as a percentage of meeting room rental, related party management fee and other revenues, to 2.9% from 4.4%.

General, administrative, sales and management service expenses from continuing operations increased $1.1 million, or 3.2%, over the 2004 Quarter, and increased as a percentage of total revenues to 32.0% from 31.7%. The increase was primarily attributable to increases in costs associated with administrative and sales and marketing compensation, credit card commissions, franchise frequent travel programs, utilities and franchise fees, partially offset by a decrease in insurance costs.

Repairs and maintenance expenses from continuing operations increased by $0.3 million, or 6.7%, and increased slightly as a percentage of revenues, to 4.3%, from 4.1% in the 2004 Quarter, as a result of increased compensation costs and maintenance projects.

Depreciation and amortization expenses from continuing operations decreased $0.1 million, or 0.9%, compared to the 2004 Quarter, and decreased as a percentage of revenues to 10.2% from 10.5%. The decrease is primarily attributable to our cessation of new development in 2000.

Income from operations decreased by $0.1 million, or 0.5%, and decreased slightly as a percentage of revenues to 18.6% from 19.0% in the 2004 Quarter, as the result of costs in a number of areas that increased at a higher rate than revenues, as noted in the discussion above.

Income from continuing operations before minority interest and provision for income taxes increased slightly, by $0.2 million compared to the 2004 Quarter primarily as a result of lower interest expense, partially offset by extinguishment of debt costs of $0.2 million in the 2005 Quarter.

Income from continuing operations for the 2005 Quarter was $4.2 million, compared to $4.3 million in the 2004 Quarter. Income from continuing operations for the 2005 Quarter was positively impacted by $3.1 million of the limited partners' earnings we recaptured from limited partners' losses we absorbed in previous quarters as a result of the inability of the limited partners' net contribution to fall below zero. The 2004 Quarter was positively impacted by $3.3 million of limited partners' earnings for the same reason.

The following represents a reconciliation of the income from continuing operations, as reported, to income from continuing operations, as adjusted (in thousands):

                                                           THREE MONTHS ENDED
                                                     April 1, 2005    April 2, 2004
                                                     -------------    -------------
Income from continuing operations, as reported          $ 4,235           $ 4,270

Subtractions:
   Reallocation of minority interest earnings            (3,140)           (3,262)
                                                        -------           -------

Income from continuing operations, as adjusted          $ 1,095           $ 1,008
                                                        =======           =======

Net income allocable to the Company for the 2005 Quarter increased $2.7 million, or 62.8%, compared to the 2004 Quarter, primarily related to the sale of the Holiday Inn Emeryville, California, which resulted in an $11.2 million gain recorded in discontinued operations.

Basic and diluted earnings per share were $1.28 and $1.03, respectively in the 2005 Quarter, compared to $0.85 and $0.74 in the 2004 Quarter. Basic and diluted earnings per share from continuing operations (without the effect of discontinued operations) were $0.78 and $0.63, respectively, for the 2005 Quarter and $0.84 and $0.73, respectively, for the 2004 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

At April 1, 2005, we had $52.1 million of cash and equivalents and $18.4 million of marketable securities, compared to $41.0 million and $22.3 million, respectively, at the end of fiscal 2004. Such amounts are available for our working capital requirements, capital expenditures and debt service. At April 1, 2005, and December 31, 2004, we had current restricted cash reserves of $1.9 million and $10.2 million, and long-term restricted cash reserves of $23.8 million and $20.4 million, respectively. This restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements.

Cash from operating activities decreased to $15.9 million for the 2005 Quarter, from $25.0 million for the 2004 Quarter, a decrease of $9.1 million, or 36.4%, primarily attributable to unfavorable changes in certain assets and liabilities.

We incurred capital expenditures of $11.3 million in the 2005 Quarter, compared to $2.6 million in the 2004 Quarter. This increase was directly attributable to the costs associated with the conversion of our Ft. Collins, Colorado Holiday Inn to a Hilton and our Holiday Inn West Des Moines, Iowa to a Sheraton. In addition, the 2005 Quarter includes costs associated with significant capital improvement projects at our Holiday Inn in Sacramento and our Embassy Suites in Monterey, California, included in our previously-announced 2005 anticipated capital expenditures of $43.5 million.

At April 1, 2005, our total debt was $745.6 million compared with $765.2 million at the end of fiscal 2004. The decrease of $19.6 million is primarily attributable to the reduction of long term debt from scheduled principal payments and the use of proceeds from the sale of certain hotels discussed below. The current portion of long term debt was $7.2 million at the end of the 2005 Quarter, compared to $25.7 million at the end of 2004.

On January 27, 2005, we completed the sale of a Holiday Inn property located in Emeryville, California. This hotel property served as collateral under the 2002 First Mortgage Notes. Under the terms of these indentures, we provided replacement collateral in accordance with the indenture provisions, as discussed below.

On February 23, 2005, we utilized the net cash proceeds from the sale of the Northglenn, Colorado and the Emeryville, California hotel properties to pay off the existing mortgage on our World Golf Village Hotel in St. Augustine, Florida and substitute it as the replacement collateral for the 2002 First Mortgage Notes in accordance with the indenture provisions.

On January 7, 2005, we completed a $31.0 million refinancing on one of our properties. In connection with this refinancing Mr. Hammons personally paid $975,000 for various related costs and expenses. Our Board of Directors determined that we will repay Mr. Hammons $975,000 for costs incurred with the refinancing, if we continue to own this property in one year. If we were to transfer this property to Mr. Hammons within the next year in connection with a sale or merger (as discussed in Recent Events above), however, we will not pay Mr. Hammons for these costs. This transaction is included in the accompanying financial statements as deferred financing costs and refundable equity.

We expect 2005 capital requirements estimated at $43.5 million (including approximately $12.6 million related to planned hotel franchise conversions of some of our properties) to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2005 capital requirements for normal recurring capital improvement projects.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R "Share Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be realized each reporting period. Compensation costs will be recognized over the period that an employee provides service in exchange for the award. This will be effective for the first quarter of fiscal 2006, and affect the compensation expense related to stock options recorded in the accompanying consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "forecast," "intend," "may," and similar words. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others:

      - General economic conditions, including the speed and strength of the current economic recovery;

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

These risks are uncertainties and, along with the risk factors discussed in our Annual Report on Form 10-K, should be considered in evaluating any forward looking statements contained in this Form 10-Q. We undertake no obligation to update or revise publicly any forwarding-looking statement, whether as a result of new information, future events or otherwise, other than as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable-rate debt obligations as of April 1, 2005:

                             EXPECTED MATURITY DATE
                                  (in millions)

                                                                                                                      Fair
                                                                                              There-                  Value
                                         2005(d)    2006       2007       2008       2009     After       Total        (e)
Long-Term Debt(a)
$510 Million First Mortgage Notes        $    -    $    -     $    -     $    -     $    -    $  499      $  499      $  535-
   Average interest rate(b)                 8.9%      8.9%       8.9%       8.9%       8.9%      8.9%        8.9%         540

Other fixed-rate debt obligations        $    6    $   27     $   41     $   25     $    5    $  108      $  212      $  203
   Average interest rate(b)                 8.0%      7.7%       8.3%       8.0%       8.2%      7.9%        8.0%
Other variable-rate debt obligations     $    1    $   10     $    1     $   23     $    -    $    -      $   35      $   35
   Average interest rate(c)                 5.9%      5.9%       5.9%       5.9%         -%        -%        5.9%

      (a)   Includes amounts reflected as long-term debt due within one year.

      (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

      (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of April 1, 2005 that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

      (d) The 2005 balances include actual and projected principal repayments and weighted average interest rates.

      (e) The fair values of long-term debt obligations approximate their respective historical carrying amounts except with respect to the $510 million First Mortgage Notes and other fixed rate debt obligations. The fair value of the First Mortgage Notes is estimated by obtaining quotes from brokers. A one percentage point change in the par or the then-current premium or discount quote received for the $510 million First Mortgage Notes would have an effect of approximately $5 million. A one percentage point change in the 8-7/8% rate used to calculate the fair value of other fixed rate debt would change its estimated fair value by approximately $8 million.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934) as of April 1, 2005. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

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

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. Legal Proceedings

Two class action lawsuits were filed against us last fall in the Court of Chancery of the State of Delaware in and for New Castle County: Jolly Roger Fund L.P. and Jolly Roger Offshore Fund, Ltd. vs. John Q. Hammons Hotels Inc., et al, filed October 19, 2004, and Garco Investments LLP v. John Q. Hammons Hotels, Inc., et al., filed October 20, 2004. Both actions originally sought injunctive relief to prevent any merger transaction and asserted that the original price offered to the public shareholders was not equivalent to the "sweetheart deal" offered to John Q. Hammons. These lawsuits have been consolidated into one action and the complaint has been amended to seek compensation, attorney fees and costs of the action for plaintiffs' efforts because they allegedly added value for the minority public shareholders as evidenced by the fact the proposed stock acquisition price has risen from the initial $13.00 a share to the current proposal of $24.00 per share. On May 6, 2005, we filed a motion to dismiss. We have not recorded an obligation with regard to this matter, as a loss is not yet probable nor can an amount of loss be reasonably estimated. Management will continue to assess the situation and adjustments will be recorded, if necessary, in the period in which new facts and circumstances arise.

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

      Not Applicable.

ITEM 6. Exhibits

      See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                               JOHN Q. HAMMONS HOTELS, INC.

                               By: /s/ John Q. Hammons
                                   ---------------------------------------------
                                   John Q. Hammons
                                   Chairman, Founder, and Chief Executive
                                   Officer

                               By: /s/ Paul E. Muellner
                                   ---------------------------------------------
                                   Paul E. Muellner
                                   Executive Vice President and Chief Financial
                                   Officer

Dated: May 13, 2005

                                  EXHIBIT INDEX

EXHIBIT NO.  TITLE
31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32           Section 1350 Certification of Chief Executive Officer and Chief
             Financial Officer