Form 10-Q
period 2005-07-01
HAMMONS JOHN Q HOTELS INC
filed 2005-08-12
CIK 930796

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

Yes [ ]    No [X]

Number of shares of Registrant's Class A Common Stock outstanding as of August 8, 2005: 5,253,262

PART I - FINANCIAL INFORMATION
      Item 1. Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                     ASSETS

                                                                                                        JULY 1,       DECEMBER 31,
                                                                                                         2005            2004
                                                                                                     -----------     -------------
                                                                                                     (unaudited)
CURRENT ASSETS:

   Cash and equivalents                                                                              $    37,649     $      41,044

   Restricted cash                                                                                         9,758            10,206

   Marketable securities                                                                                  23,406            22,332

   Receivables:
     Trade, less allowance for doubtful accounts of $231 in 2005 and 2004                                 10,118             7,250
     Other                                                                                                   416               277
     Management fees - related party                                                                         432               265

   Inventories                                                                                             1,111             1,091

   Prepaid expenses and other                                                                              2,342             4,343

   Assets held for sale                                                                                        -             4,300
                                                                                                     -----------     -------------

     Total current assets                                                                                 85,232            91,108
                                                                                                     -----------     -------------

PROPERTY AND EQUIPMENT, at cost:
   Land and improvements                                                                                  61,127            60,553
   Buildings and improvements                                                                            718,575           717,870
   Furniture, fixture and equipment                                                                      353,508           342,214
   Construction in progress                                                                               10,815                 -
                                                                                                     -----------     -------------

                                                                                                       1,144,025         1,120,637

   Less-accumulated depreciation and amortization                                                       (457,911)         (436,196)
                                                                                                     -----------     -------------

                                                                                                         686,114           684,441

DEFERRED FINANCING COSTS, FRANCHISE FEES AND OTHER, net, including $23,133 and
   $20,376 of restricted cash as of July 1, 2005 and December 31, 2004, respectively                      42,812            40,950
                                                                                                     -----------     -------------

TOTAL ASSETS                                                                                         $   814,158     $     816,499
                                                                                                     ===========     =============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)

                        LIABILITIES AND EQUITY (DEFICIT)

                                                                                    JULY 1,       DECEMBER 31,
                                                                                     2005             2004
                                                                                  -----------     ------------
                                                                                  (unaudited)
LIABILITIES:

  Current portion of long-term debt                                               $    16,628     $    25,719

  Accounts payable                                                                      3,677           8,172

  Accrued expenses:
    Payroll and related benefits                                                        7,668           9,601
    Sales and property taxes                                                           13,703          12,053
    Insurance                                                                           2,530           2,789
    Interest                                                                            5,926           6,106
    Utilities, franchise fees and other                                                10,216          10,115

  Accrued distribution                                                                  8,525               -
                                                                                  -----------     -----------
       Total current liabilities                                                       68,873          74,555

  Long-term debt                                                                      727,298         739,485
  Other obligations                                                                     3,376           3,329
                                                                                  -----------     -----------
       Total liabilities                                                              799,547         817,369
                                                                                  -----------     -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST OF HOLDERS OF LIMITED
  PARTNER UNITS                                                                         4,691               -
                                                                                  -----------     -----------

REFUNDABLE EQUITY                                                                         975             655
                                                                                  -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $.01 par value, 2,000,000 shares
    authorized, none outstanding                                                            -               -
  Class A Common Stock, $.01 par value, 40,000,000 shares authorized at
    July 1, 2005, and December 31, 2004, 6,042,000 shares issued at July 1, 2005, and December 31, 2004, and 5,253,262 and 5,086,975
    shares outstanding at July 1, 2005, and December 31, 2004, respectively                60              60
  Class B Common Stock, $.01 par value, 1,000,000 shares
    authorized, 294,100 shares issued and outstanding                                       3               3
  Paid-in capital                                                                      97,930          96,781
  Accumulated deficit, net                                                            (85,461)        (94,006)
  Less: Treasury Stock, at cost; 788,738 and 955,025 shares at
    July 1, 2005, and December 31, 2004, respectively                                  (3,570)         (4,322)
  Accumulated other comprehensive loss                                                    (17)            (41)
                                                                                  -----------     -----------

       Total stockholders' equity (deficit)                                             8,945          (1,525)
                                                                                  -----------     -----------

TOTAL LIABILITIES AND STOCK HOLDERS' EQUITY (DEFICIT)                             $   814,158     $   816,499
                                                                                  ===========     ===========

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                       (000's omitted, except share data)

                                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JULY 1, 2005   JULY 2, 2004   JULY 1, 2005   JULY 2, 2004
                                                                         ------------   ------------   ------------   ------------
REVENUES:
 Rooms                                                                   $     73,785   $     68,804   $    142,335   $    135,827
 Food and beverage                                                             29,786         28,091         58,986         56,751
 Meeting room rental, related party management fee and other                   13,900         12,985         27,583         26,588
                                                                         ------------   ------------   ------------   ------------
   Total revenues                                                             117,471        109,880        228,904        219,166
                                                                         ------------   ------------   ------------   ------------

OPERATING EXPENSES:
 Direct operating costs and expenses:
   Rooms                                                                       18,169         16,694         35,001         33,088
   Food and beverage                                                           22,997         21,805         44,574         42,710
   Other                                                                          482            547            922          1,133

 General, administrative, sales and management service expenses                36,421         36,068         72,112         70,678

 Repairs and maintenance                                                        4,940          4,737          9,725          9,212

 Depreciation and amortization                                                 12,128         11,636         23,575         23,125
                                                                         ------------   ------------   ------------   ------------

   Total operating expenses                                                    95,137         91,487        185,909        179,946
                                                                         ------------   ------------   ------------   ------------

INCOME FROM OPERATIONS                                                         22,334         18,393         42,995         39,220

OTHER INCOME (EXPENSE):
 Interest income                                                                  423            159            785            276
 Interest expense and amortization of deferred financing fees                 (16,169)       (16,611)       (32,470)       (33,255)
 Extinguishment of debt costs                                                       -              -           (234)             -
                                                                         ------------   ------------   ------------   ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
 MINORITY INTEREST AND PROVISION FOR
 INCOME TAXES                                                                   6,588          1,941         11,076          6,241
 Minority interest in income of partnership                                    (4,933)             -         (5,153)             -
                                                                         ------------   ------------   ------------   ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                                                     1,655          1,941          5,923          6,241
 Provision for income taxes                                                       (66)           (81)           (99)          (111)
                                                                         ------------   ------------   ------------   ------------

INCOME FROM CONTINUING OPERATIONS                                               1,589          1,860          5,824          6,130
 Income (loss) from discontinued operations, net of $8,113 of minority interest for six months ended July 1, 2005, and no minority interest
   for the three months and six months ended July 2, 2004                           -         (4,482)         2,721         (4,403)
                                                                         ------------   ------------   ------------   ------------

NET INCOME (LOSS) ALLOCABLE TO THE COMPANY                               $      1,589   $     (2,622)  $      8,545   $      1,727
                                                                         ============   ============   ============   ============

BASIC EARNINGS (LOSS) PER SHARE:
 Continuing operations                                                   $       0.29   $       0.36   $       1.06   $       1.20
 Discontinued operations                                                            -          (0.87)          0.50          (0.86)
                                                                         ------------   ------------   ------------   ------------
   Net earnings (loss) allocable to Company                              $       0.29   $      (0.51)  $       1.56   $       0.34
                                                                         ============   ============   ============   ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                   5,538,659      5,143,119      5,485,765      5,127,195
                                                                         ============   ============   ============   ============

DILUTED EARNINGS (LOSS) PER SHARE:
 Continuing operations                                                   $       0.23   $       0.36   $       0.86   $       1.04
 Discontinued operations                                                            -          (0.87)          0.40          (0.75)
                                                                         ------------   ------------   ------------   ------------
   Net earnings (loss) allocable to Company                              $       0.23   $      (0.51)  $       1.26   $       0.29
                                                                         ============   ============   ============   ============

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                 6,854,430      5,143,119      6,793,606      5,902,355
                                                                         ============   ============   ============   ============

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MINORITY INTEREST
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (000's omitted)

                                                                              STOCKHOLDERS' EQUITY (DEFICIT)
                                                             ----------------------------------------------------------
                                                                                                             Accumulated
                          Comprehensive                      Class A Class B           Company                  Other
                              Income    Minority  Refundable  Common Common  Paid in Accumulated  Treasury  Comprehensive
                              (loss)    Interest   Equity     Stock   Stock  Capital   Deficit     Stock        Loss       Total
                          ------------- --------  ---------- ------- ------- ------- -----------  --------  -------------  -------
BALANCE, December 31,
 2004                                   $      -  $      655 $    60 $     3 $96,781 $   (94,006) $ (4,332) $         (41) $(1,525)
Net income allocable
 to the Company           $       8,545        -           -       -       -       -       8,545         -              -    8,545
Distributions                             (8,525)          -       -       -       -           -         -              -        -
Refundable equity
 contribution                                  -         320       -       -       -           -         -              -        -
Minority interest in
 income of the partnership                13,266           -       -       -       -           -         -              -        -
Issuance of Common
 Stock to employees                            -           -       -       -     216           -       752              -      968
Capital contributions                          -           -       -       -     933           -         -              -      933
Reallocation of
 previously allocated
 other comprehensive
 losses from the
 Company to minority
 interest                                    (31)          -       -       -       -           -         -             31       31
Unrealized depreciation
 on marketable
 securities                          (7)     (19)          -       -       -       -           -         -             (7)      (7)
                          ------------- --------  ---------- ------- ------- ------- -----------  --------  -------------  -------
Comprehensive income      $       8,538
                          =============
BALANCE, July 1, 2005                   $  4,691  $      975 $    60 $     3 $97,930 $   (85,461) $ (3,570) $         (17) $ 8,945
(unaudited)                             ========  ========== ======= ======= ======= ===========  ========  =============  =======

            See Notes to Condensed Consolidated Financial Statements

                          JOHN Q. HAMMONS HOTELS, INC.
                                  AND COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                (000's omitted)

                                                                                     SIX MONTHS ENDED
                                                                                JULY 1, 2005   JULY 2, 2004
                                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income allocable to the Company                                            $      8,545   $      1,727

 Adjustment to reconcile net income to cash provided by operating activities:
      Minority interest in income of partnership                                      13,266              -
      Depreciation, amortization and loan cost amortization                           24,455         24,893
      Gain on sale of property and equipment                                         (11,161)             -
      Asset impairment (included in discontinued operations
           for six months ended July 2, 2004)                                              -          4,619
      Extinguishment of debt costs                                                       234              -
      Non-cash lease expense                                                             933              -
      Non-cash director compensation                                                       -             50

 Changes in certain assets and liabilities:
      Receivables                                                                     (3,378)        (2,590)
      Inventories                                                                        (33)           (49)
      Prepaid expenses and other                                                       2,001          2,355
      Accounts payable                                                                (4,495)        (1,799)
      Accrued expenses                                                                  (621)         2,745
      Other obligations                                                                   47            431
                                                                                ------------   ------------
             Net cash provided by operating activities                                29,793         32,382
                                                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment                                            (24,945)        (8,229)
      Proceeds from sale of property and equipment                                    15,739              -
      Franchise fees, restricted cash and other                                       (2,572)        (2,054)
      Sale (purchase) of marketable securities                                        (1,100)           707
                                                                                ------------   ------------
             Net cash used in investing activities                                   (12,878)        (9,576)
                                                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                                        31,000              -
      Proceeds from issuance of Treasury Stock                                           968            324
      Repayments of debt                                                             (52,278)        (3,966)
                                                                                ------------   ------------
             Net cash used in financing activities                                   (20,310)        (3,642)
                                                                                ------------   ------------
      Increase (decrease) in cash and equivalents                                     (3,395)        19,164

CASH AND EQUIVALENTS, beginning of period                                             41,044         23,790
                                                                                ------------   ------------
CASH AND EQUIVALENTS, end of period                                             $     37,649   $     42,954
                                                                                ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   CASH PAID FOR INTEREST                                                       $     31,986   $     33,395
                                                                                ============   ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   UNREALIZED DEPRECIATION OF MARKETABLE SECURITIES                             $        (26)  $        (15)
                                                                                ============   ============
   ACCRUED DISTRIBUTION                                                         $      8,525   $          -
                                                                                ============   ============
   FINANCING COSTS FUNDED BY STOCKHOLDER                                        $        320   $          -
                                                                                ============   ============
   CAPITAL CONTRIBUTION ASSOCIATED WITH LEASE EXPENSE                           $        933   $          -
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

We were incorporated in September 1994 and had no operations or assets prior to our initial public offering of Class A Common Stock in November 1994. Immediately prior to the initial public offering, Mr. John Q. Hammons contributed approximately $5 million in cash to us in exchange for 294,100 shares of Class B Common Stock (which represented approximately 72% of the voting control). We contributed the approximate $96 million of net proceeds from our Class A and Class B Common Stock offerings to John Q. Hammons Hotels, L.P. (for which we serve as the general partner and to which we refer as the "Partnership") in exchange for an approximately 28% general partnership interest. As of July 1, 2005, the Partnership had redeemed approximately 955,000 Partnership units, net of shares issued. The number of net Partnership units redeemed is equivalent to the number of net shares we have redeemed, as required by the Partnership agreement. Accordingly, the allocation percentages were approximately 25% and 24% for us, and approximately 75% and 76% for the limited partners, in 2005 and 2004, respectively.

Among other things, the Partnership Agreement provides that, to the extent the limited partners were not otherwise committed to provide further financial support and pretax losses reported for financial reporting purposes were deemed to be of a continuing nature, the balance of the pretax losses would be allocated only to us, with any subsequent pretax income also to be allocated to us until such losses had been offset. During the first quarter of 2005, we recaptured approximately $4.2 million due to the previous losses of the limited partners we absorbed. In addition, with respect to distributions, in the event the Partnership has taxable income, distributions are to be made in an aggregate amount equal to the amount the Partnership would have paid for income taxes had it been a C Corporation during the applicable period. Aggregate tax distributions will first be allocated to us, if applicable, with the remainder allocated to the limited partners. As of July 1, 2005, distributions of $8.5 million were accrued for income taxes in accordance with the Partnership Agreement. No such distributions were required for 2004. Adjustments to accrued distributions will be recorded in the period in which facts and circumstances which give rise to adjustments become known.

On June 14, 2005, we entered into an Agreement and Plan of Merger with JQH Acquisition LLC. JQH Acquisition LLC was formed for the purposes of the proposed transactions by Jonathan Eilian. The merger agreement provides that, upon the consummation of the merger, each outstanding share of our Class A Common Stock will convert into the right to receive $24.00 cash per share. The merger is conditioned upon, among other things, approval by our stockholders at a special meeting to be held in September, 2005. Our principal stockholder, John Q. Hammons, has agreed to vote his shares of capital stock in favor of the merger. We also are seeking the approval of the merger by the holders of a majority of shares of our Class A Common Stock who vote in the merger, other than shares held by Mr. Hammons and his affiliates.

We entered into the merger agreement in connection with a series of transactions agreed to among Mr. Hammons, JQH Acquisition LLC and their respective affiliates. These transactions address a variety of ongoing arrangements between the parties, including Mr. Hammons' continuing equity ownership in the business and his ongoing, active leadership role in the company managing our properties. The transactions to be entered into by Mr. Hammons will include the right to a credit facility backed by iStar Financial Inc. secured by Mr. Hammons' equity ownership in the business and certain other collateral.

All significant balances and transactions between the entities and properties have been eliminated.

2.    GENERAL

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements have been omitted. Interim results may not be indicative of fiscal year performance because of seasonal and other factors. These interim statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2004, which included financial statements for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003.

The information contained herein reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position for the interim periods.

During the second quarter of 2005, we recorded a cumulative adjustment to rental expense and contributed capital of approximately $0.9 million related to correcting our historical accounting for the fair market value of the rental payments required under the Joplin trade center lease agreement with Mr. John Q. Hammons. We do not believe that the impact of the correction for the adjustment is material to the financial statements as of and for the year ended December 31, 2004 or previous years, nor is the cumulative adjustment recorded in the second quarter of 2005 expected to be material, in the aggregate, to the financial statements as of and for the year ending December 30, 2005. The adjustment had no impact on cash flows.

We consider all operating cash accounts and money market investments with an original maturity of three months or less to be cash equivalents. Restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements. In addition, pursuant to the merger agreement discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we deposited $8.0 million in escrow during the second quarter of 2005, for payment of certain of the acquiring party's fees and expenses if the merger agreement terminates under certain circumstances. The escrowed cash is classified as current restricted cash as of July 1, 2005. Marketable securities consist of available-for-sale commercial paper, corporate bonds and governmental agency obligations which mature or will be available for use in operations in 2005. These securities are valued at current market value. As of July 1, 2005, unrealized holding losses were approximately $67,000, of which approximately $17,000 is allocable to us and included as a separate component of shareholders' equity (deficit) until realized, (with the remainder allocable to the minority interest). As of December 31, 2004, unrealized holding losses were approximately $41,000, all of which is allocable to us (with no allocations to the minority interest) and are included as a separate component of shareholders' equity (deficit) until realized.

The provision for income taxes is for estimated state franchise taxes.

3.    NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

Basic and diluted earnings per share for the three months ended July 1, 2005, were $0.29 and $0.23, respectively, compared to basic and diluted loss per share of $0.51 for the three months ended July 2, 2004. Basic and diluted earnings per share were $1.56 and $1.26, respectively, for the six months ended July 1, 2005, and $0.34 and $0.29, respectively, for the six months ended July 2, 2004. The weighted average diluted common shares outstanding for the three months ended July 2, 2004 exclude approximately 2.2 million options, since such options would have been anti-dilutive. Discontinued operations relating to the sale of the Holiday Inn Emeryville, California had a positive effect on basic and diluted earnings per share of $0.50 and $0.40, respectively, for the 2005 six month period, virtually all of which is attributable to the gain on sale of this hotel. Discontinued operations for the 2004 Six Months had a negative effect on basic and diluted earnings per share of $0.86 and $0.75, respectively.

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic except the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share for the three and six months ended July 1, 2005 and July 2, 2004:

                                                             Three Months Ended
                                                             ------------------
                                                   (in thousands, except per share data)
                                                July 1, 2005                          July 2, 2004
                                   -------------------------------------  -------------------------------------
                                     Income         Shares     Per Share     Income       Shares      Per Share
                                   (Numerator)  (Denominator)    Amount   (Numerator)  (Denominator)   Amount
                                   -----------  -------------  ---------  -----------  -------------  ---------
Basic earnings per share
 from continuing operations          $ 1,589        5,539      $    0.29    $ 1,860        5,143        $ 0.36

Discontinued operations                    -        5,539              -     (4,482)       5,143         (0.87)
                                     -------                   ---------   --------                    -------

Basic earnings (loss) per share      $ 1,589        5,539      $    0.29   ($ 2,622)       5,143       ($ 0.51)
                                     =======                   =========   ========                    =======
Effect of dilutive securities:
   Options                                          1,315                                      -
                                                    -----                                  -----
Diluted earnings per share
 from continuing operations          $ 1,589        6,854      $    0.23    $ 1,860        5,143        $ 0.36

Discontinued operations                    -        6,854              -     (4,482)       5,143         (0.87)
                                     -------                   ---------   --------                    -------

Diluted earnings (loss) per share    $ 1,589        6,854      $    0.23   ($ 2,622)       5,143       ($ 0.51)
                                     =======                   =========   ========                    =======

                                                           Six Months Ended
                                                           ----------------
                                                   (in thousands, except per share data)
                                               July 1, 2005                            July 2, 2004
                                 --------------------------------------  --------------------------------------
                                   Income        Shares       Per Share     Income       Shares       Per Share
                                 (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)     Amount
                                 -----------  -------------   ---------  -----------  -------------   ---------
Basic earnings per share
 from continuing operations        $ 5,824        5,486        $  1.06     $ 6,130        5,127        $  1.20

Discontinued operations              2,721        5,486           0.50      (4,403)       5,127          (0.86)
                                   -------                     -------     -------                     -------

Basic earnings per share           $ 8,545        5,486        $  1.56     $ 1,727        5,127        $  0.34
                                   =======                     =======     =======                     =======
Effect of dilutive securities:
   Options                                        1,308                                     775
                                                  -----                                   -----
Diluted earnings per share
 from continuing operations        $ 5,824        6,794        $  0.86     $ 6,130        5,902        $  1.04

Discontinued operations              2,721        6,794           0.40      (4,403)       5,902          (0.75)
                                   -------                     -------     -------                     -------

Diluted earnings per share         $ 8,545        6,794        $  1.26     $ 1,727        5,902        $  0.29
                                   =======                     =======     =======                     =======

4.    STOCK OPTIONS

We account for our stock-based compensation plans according to the intrinsic method under APB Opinion No. 25. In accordance with Statement of Financial Accounting Standard No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," we are required, at a minimum, to report pro forma disclosures of expense for stock-based awards based on their fair values. Had compensation cost been determined consistent with SFAS No. 123, our net income (loss) and basic and diluted earnings (loss) per share for the three months and six months ended July 1, 2005, and July 2, 2004, would have been as follows:

                                                                          Three Months Ended
                                                                        -----------------------
                                                                         July 1,       July 2,
                                                                          2005          2004
                                                                        ---------     ---------
                                                                             (In thousands,
                                                                         except per share data)
Net Income (Loss)
     As reported                                                        $   1,589     $  (2,622)
     Deduct - total stock-based employee compensation expense
        determined under the fair value based method for all awards,
        net of related tax effects                                            (26)          (51)
                                                                        ---------     ---------
     Pro forma                                                          $   1,563     $  (2,673)
                                                                        =========     =========

Basic and Diluted Income (Loss) Per Share
     As reported - Basic                                                $    0.29     $   (0.51)
     Pro forma - Basic                                                  $    0.28     $   (0.52)

     As reported - Diluted                                              $    0.23     $   (0.51)
     Pro forma - Diluted                                                $    0.23     $   (0.52)

                                                                            Six Months Ended
                                                                        -----------------------
                                                                         July 1,       July 2,
                                                                          2005          2004
                                                                        ---------     ---------
                                                                             (In thousands,
                                                                         except per share data)
Net Income
     As reported                                                        $   8,545     $   1,727
     Deduct - total stock-based employee compensation expense
        determined under the fair value based method for all awards,
        net of related tax effects                                            (53)         (102)
                                                                        ---------     ---------
     Pro forma                                                          $   8,492     $   1,625
                                                                        =========     =========

Basic and Diluted Income Per Share
     As reported - Basic                                                $    1.56     $    0.34
     Pro forma - Basic                                                  $    1.55     $    0.32

     As reported - Diluted                                              $    1.26     $    0.29
     Pro forma - Diluted                                                $    1.25     $    0.28

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

In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" was issued. This statement amends APB Opinion No. 29 by eliminating the exception to the fair-value principle for exchanges of similar productive assets, and replaces it with a general exception for nonmonetary asset exchanges that have no commercial substance. The statement also eliminates APB No. 29's concept of the culmination of an earnings process. SFAS No. 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The impact of SFAS No. 153 will depend on the nature and extent of any nonmonetary asset exchanges after the effective date, but management does not currently expect SFAS No. 153 to have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2005, SFAS No. 154, "Accounting Changes and Error Correction - a replacement of APB Opinion No. 20 and FASB Statement No. 3" was issued. This statement requires that the direct effect of voluntary changes in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the cumulative effect of the change or the period-specific effects. The statement also designates retrospective application as the transition method for newly-issued accounting pronouncements in the instance where the pronouncement does not provide specific transition guidance. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations and cash flows.

In March 2005, FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" was issued. This Interpretation requires companies to record a liability for those asset retirement obligations in which the amount or timing of settlement of the obligation are uncertain. FIN 47 is effective in fiscal years ending after December 15, 2005. We are currently evaluating the impact of adopting FIN 47 on its consolidated financial position, results of operations and cash flows.

In March 2005, Staff Accounting Bulletin No. 107, "Share-Based Payment" was issued. SAB No. 107 provides guidance regarding the valuation of share-based payment arrangements for public companies, specifically as related to transactions with non-employees, the transition from non-public to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, and other issues related to SFAS No. 123(R). SAB No. 107 becomes effective upon our adoption of SFAS No. 123(R). We are currently evaluating the impact of adopting SAB No. 107 on its consolidated financial position, results of operations and cash flows.

In July 2005, the FASB issued an exposure draft, "Accounting for Uncertain Tax
Positions: an Interpretation of FASB Statement 109." This proposed Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of a company's best estimate of the impact of a tax position only if that position is probable of being sustained by an audit based only on the technical merits of the position. Tax positions failing the probable recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. This Interpretation, if approved, would become effective for the first fiscal year ending after December 15, 2005. We are currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.

6.    DISCONTINUED OPERATIONS

The results of operations of the Holiday Inn Emeryville, California (sold in January 2005) are included in discontinued operations for the six month periods ended July 1, 2005 and July 2, 2004, and the three months ended July 2, 2004, but there were no discontinued operations for the three months ended July 1, 2005. Also included in discontinued operations for 2004 periods are the results of operations of the Holiday Inn Bakersfield, California (sold in August 2004) and the Holiday Inn Northglenn, Colorado (sold in December 2004). Condensed financial information for these hotels included in discontinued operations is as follows:

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     -----------------------------    ----------------------------
                                                                           (IN THOUSANDS)
                                                     JULY 1, 2005     JULY 2, 2004    JULY 1, 2005    JULY 2, 2004
                                                     ------------    -------------    ------------    ------------
Revenues                                             $          -    $       5,270    $        425    $     10,360
                                                     ------------    -------------    ------------    ------------
Operating expenses:
   Direct operating cost and expenses                           -            2,339             390           4,490
   General, administrative, sales and
     management service expenses                                -            1,681             193           3,428
   Repairs and maintenance                                      -              231              37             462
   Asset impairment                                             -            4,619               -           4,619
   Depreciation and amortization                                -              443               1             885
                                                     ------------    -------------    ------------    ------------
     Total operating expenses                                   -            9,313             621          13,884
                                                     ------------    -------------    ------------    ------------

Operating loss                                                  -           (4,043)           (196)         (3,524)

Other income (expense):
   Interest income                                              -                -               -               1
   Interest expense                                             -             (439)           (131)           (880)
   Gain on sale                                                 -                -          11,161               -
                                                     ------------    -------------    ------------    ------------

Income (loss) before minority interest                          -           (4,482)         10,834          (4,403)
   Minority interest                                            -                -          (8,113)              -
                                                     ------------    -------------    ------------    ------------

Income (loss) from discontinued operations           $          -    $      (4,482)   $      2,721    $     (4,403)
                                                     ============    =============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

On June 14, 2005, we entered into an Agreement and Plan of Merger with JQH Acquisition LLC. JQH Acquisition LLC was formed for the purposes of the proposed transactions by Jonathan Eilian. The merger agreement provides that, upon the consummation of the merger, each outstanding share of our Class A Common Stock will convert into the right to receive $24.00 cash per share. The merger is conditioned upon, among other things, approval by our stockholders at a special meeting to be held in September, 2005. Our principal stockholder, John Q. Hammons, has agreed to vote his shares of capital stock in favor of the merger. We also are seeking the approval of the merger by the holders of a majority of shares of our Class A Common Stock who vote in the merger, other than shares held by Mr. Hammons and his affiliates.

We entered into the merger agreement in connection with a series of transactions agreed to among Mr. Hammons, JQH Acquisition LLC and their respective affiliates. These transactions address a variety of ongoing arrangements between the parties, including Mr. Hammons' continuing equity ownership in the business and his ongoing, active leadership role in the company managing our properties. The transactions to be entered into by Mr. Hammons will include the right to a credit facility backed by iStar Financial Inc. secured by Mr. Hammons' equity ownership in the business and certain other collateral.

GENERAL

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

We currently have no hotels under construction and no plans to develop new hotels for the foreseeable future. In August 2000, we entered into a five-year management contract with John Q. Hammons whereby we will provide internal administrative, architectural design, purchasing and legal services, to Mr. Hammons in conjunction with the development of hotels in an amount not to exceed 1.5% of the total development cost of any single hotel for the opportunity to manage the hotel upon opening and the right of first refusal to purchase the hotel in the event it is offered for sale. In June of 2005, our board of directors extended the agreement until December 31, 2005. These costs are amortized over a five-year contract period, beginning upon the opening of the hotels.

Although we are not developing new hotels, Mr. Hammons has personally completed several projects, including new hotels in Hampton, Virginia; Junction City, Kansas; North Charleston, South Carolina; St. Charles and Springfield, Missouri; Frisco, Texas and Albuquerque, New Mexico, all of which we currently manage under the management agreement described above. Mr. Hammons also has numerous other projects in various stages of development, which we intend to manage upon completion, including properties in Joplin, Missouri and Huntsville, Alabama.

RESULTS OF OPERATIONS - THREE-MONTH PERIOD

The following discussion and analysis addresses results of operations for the three-month periods ended July 1, 2005 (which we refer to as the 2005 Quarter), and July 2, 2004 (which we refer to as the 2004 Quarter). The results of operations for the three-month and six-month periods ended July 1, 2005 are not indicative of the results to be expected for the full year.

Total revenues from continuing operations for the 2005 Quarter were $117.5 million, an increase of $7.6 million, or 6.9%, compared to the 2004 Quarter, primarily as the result of our higher average room rate and improvement in corporate, leisure, association and corporate group travel segments of our business.

Rooms revenues from continuing operations increased $5.0 million, or 7.3%, from the 2004 Quarter, and increased slightly as a percentage of total revenues from continuing operations to 62.8% from 62.6%. The increase was primarily related to higher room rates and improvement in the travel segments of our business, discussed above. Our average room rate increased to $107.21, a 6.0% increase compared to the 2004 Quarter average room rate of $101.15, and our occupancy for the 2005 Quarter increased 0.8 percentage points to 69.7% from 68.9% in the 2004 Quarter. In comparison, the average room rate for the hotel industry, based on information from Smith Travel Research, was $90.63 in the 2005 Quarter, up 5.3% from the 2004 Quarter. Occupancy for the hotel industry was 66.0% in the 2005 Quarter, up 2.8% from the 2004 Quarter. Our Revenue Per Available Room, or RevPAR, was $74.71 in the 2005 Quarter, up 7.3% from $69.64 in the 2004 Quarter. RevPAR for the hotel industry in the 2005 Quarter was $59.81, up 8.3% from the 2004 Quarter.

Food and beverage revenues from continuing operations increased by $1.7 million, or 6.0%, compared to the 2004 Quarter, but decreased slightly as a percentage of total revenues from continuing operations to 25.4% from 25.6%. The dollar increase was due to increased banquet revenues related to an increase in the association and corporate group travel segments of our business, discussed above.

Meeting room rental, related party management fee and other revenues from continuing operations increased $0.9 million, or 6.9%, from the 2004 Quarter, but remained stable as a percentage of total revenues from continuing operations at 11.8%. The dollar increase was primarily attributable to related party management fees, partially offset by decreased telephone revenues.

Rooms operating expenses from continuing operations increased by $1.5 million, or 9.0%, compared to the 2004 Quarter, and increased as a percentage of rooms revenues from continuing operations to 24.7% from 24.3% in the 2004 Quarter. The increase was primarily attributable to higher housekeeping labor costs, as well as unfavorable workers' compensation loss experience from employees in this classification, compared to the 2004 Quarter. Although we closely monitor our workers' compensation loss experience, by the nature of this expense, it tends to fluctuate from period to period.

Food and beverage operating expenses from continuing operations increased $1.2 million, or 5.5%, compared to the 2004 Quarter, but decreased as a percentage of food and beverage revenues from continuing operations to 77.2% from 77.6%. The dollar increase was attributable to higher food and beverage sales volumes.

Other operating expenses from continuing operations remained stable at approximately $0.5 million, compared to the 2004 Quarter, but decreased slightly as a percentage of meeting room rental, related party management fee and other revenues from continuing operations, to 3.6% from 3.8%.

General, administrative, sales and management service expenses from continuing operations increased $0.3 million, or 0.8%, over the 2004 Quarter, but decreased as a percentage of total revenues from operations to 31.0% from 32.8%. The dollar increase was attributable to the $0.9 million adjustment made to correct our historical accounting for the fair market value of the Joplin trade center lease agreement with Mr. Hammons (discussed in "Note 2 - General" in the Notes to the Financial Statements above) as well as increases in utilities, fees associated with franchise frequent traveler programs, franchise fees and credit card commissions, partially offset by decreases in insurance costs, property taxes and favorable workers' compensation loss experience for employees in this classification.

Repairs and maintenance expenses from continuing operations increased $0.2 million, or 4.3%, but decreased slightly as a percentage of total revenues from continuing operations to 4.2% from 4.3%.

Depreciation and amortization expenses from continuing operations increased $0.5 million, or 4.3%, compared to the 2004 Quarter, but decreased slightly as a percentage of total revenues from continuing operations to 10.3% from 10.6%. The dollar increase related to the early retirement of fixed assets attributable to several refurbishment projects within our hotels.

Income from operations increased by $3.9 million, or 21.2%, and increased as a percentage of total revenues from continuing operations to 19.0% from 16.7% in the 2004 Quarter, as the result of factors noted above.

Interest expense and amortization of deferred financing fees from continuing operations decreased by $0.4 million, or 2.4%, and decreased as a percentage of total revenues to 13.4% from 15.0% in the 2004 Quarter. The decrease was primarily attributable to the reduction in long-term debt compared to the 2004 Quarter.

Income from continuing operations before minority interest and provision for income taxes was $6.6 million in the 2005 Quarter compared to $1.9 million in the 2004 Quarter.

Income from continuing operations for the 2005 Quarter was $1.6 million, compared to $1.9 million in the 2004 Quarter. The 2004 Quarter was positively impacted by $1.5 million of limited partners' earnings we recaptured from limited partners' losses we absorbed in previous quarters as a result of the inability of the limited partners' net contribution to fall below zero.

The following represents a reconciliation of the income from continuing operations, as reported, to income from continuing operations, as adjusted (in thousands):

                                                          THREE MONTHS ENDED
                                                      July 1, 2005  July 2, 2004
                                                      ------------  ------------
Income from continuing operations, as reported        $      1,589  $      1,860

Subtractions:
   Reallocation of minority interest earnings                    -        (1,473)
                                                      ------------  ------------

Income from continuing operations, as adjusted        $      1,589  $        387
                                                      ============  ============

Net income (loss) allocable to the Company was net income of $1.6 million in the 2005 Quarter, compared to a net loss of $2.6 million for the 2004 Quarter. The 2005 Quarter results reflect a reduction of $4.9 million of minority interest in the income of the Partnership, while the 2004 Quarter results reflect $4.5 million loss from discontinued operations from the sale of certain non-strategic hotels.

Basic and diluted earnings per share from continuing operations were $0.29 and $0.23, respectively, in the 2005 Quarter, compared to $0.36 in the 2004 Quarter. Basic and diluted loss per share from discontinued operations was $0.87 for the 2004 Quarter, offset by earnings of $0.36 of per share from continuing operations, resulting in net basic and diluted loss per share of $0.51. For additional information, see "Note 3 Net Income (Loss) and Earnings (Loss) per Share" of the Notes to Financial Statements.

RESULTS OF OPERATIONS - SIX-MONTH PERIOD

The following discussion and analysis addresses results of operations for the six-month periods ended July 1, 2005 (which we refer to as the 2005 Six Months), and July 2, 2004 (which we refer to as the 2004 Six Months).

Total revenues from continuing operations increased $9.7 million, or 4.4%, compared to the 2004 Six Months. The increase is primarily as the result of our higher average room rate and improvement in corporate, leisure, association and corporate group travel segments of our business, partially offset by a very slight decrease in occupancy.

Rooms revenues from continuing operations for the 2005 Six Months increased $6.5 million, or 4.8%, from the 2004 Six Months, as a result of the factors discussed above, and increased slightly as a percentage of total revenues from continuing operations, to 62.2%, compared to 62.0% in the 2004 Six Months. Our average room rate increased to $107.42 in the 2005 Six Months from $101.13 in the 2004 Six Months. Occupancy decreased to 67.1% in the 2005 Six Months from 68.0% in the 2004 Six Months, a decrease of 0.9 percentage points. Our revenue per available room (RevPAR) was $72.06 in the 2005 Six Months, up 4.8% from the

2004 Six Months. RevPAR for the hotel industry was $56.31 up 7.8% from the 2004 Six Months.

Food and beverage revenues from continuing operations increased $2.2 million, or 3.9%, in the 2005 Six Months, but decreased slightly as a percentage of total revenues from continuing operations to 25.8% from 25.9% in the 2004 Six Months. The dollar increase related to increased food and beverage sales from the improvement in the travel segments discussed above, while the percentage decrease reflected the fact that food and beverage sales increased at a slightly slower pace than rooms revenues.

Meeting room rental, related party management fee and other revenues from continuing operations for the 2005 Six Months increased $1.0 million, or 3.8%, from the 2004 Six Months, but remained stable as a percentage of total revenues from continuing operations at 12.1%. The increase was primarily related to related party management fees, partially offset by decreased telephone revenue.

Rooms operating expenses from continuing operations for the 2005 Six Months increased $1.9 million, or 5.7%, from the 2004 Six Months, and increased slightly as a percentage of rooms revenues from continuing operations to 24.6% from 24.4%. The increase was attributable to higher front desk and housekeeping labor costs over the 2004 Six Months.

Food and beverage operating expenses from continuing operations for the 2005 Six Months increased $1.9 million, or 4.4%, from the 2004 Six Months, and increased slightly as a percentage of food and beverages revenues from continuing operations to 75.6%, from 75.2% in the 2004 Six Months. The dollar increase was directly related to increased food revenues over the 2004 Six Months.

Other operating expenses from continuing operations for the 2005 Six Months decreased $0.2 million, or 18.2%, from the 2004 Six Months, and decreased as a percentage of meeting room rental, related party management fee and other income from continuing operations, to 3.3% in the 2005 Six Months from 4.1% in the 2004 Six Months, primarily as the result of reduced long distance telephone costs.

General, administrative, sales and management service expenses from continuing operations for the 2005 Six Months increased $1.4 million, or 2.0%, but decreased as a percentage of total revenues from continuing operations to 31.5% from 32.3% in the 2004 Six Months. The dollar increase was primarily attributable to the factors described above in the discussion regarding the 2005 Quarter.

Repairs and maintenance expenses from continuing operations increased $0.5 million, or 5.4%, compared to the 2004 Six Months, and remained stable as a percentage of total revenues from continuing operations.

Depreciation and amortization expenses from continuing operations for the 2005 Six Months increased $0.5 million, or 2.2%, from the 2004 Six Months, but decreased slightly as a percentage of total revenues from continuing operations to 10.3% from 10.5% in the 2004 Six Months. The changes were related to the factors discussed above in the discussion of the 2005 Quarter.

Income from operations increased by $3.8 million, or 9.7%, and increased as a percentage of total revenues from continuing operations to 18.8% from 17.9% in the 2004 Six Months, as the result of factors noted above.

Interest expense and amortization of deferred financing fees from continuing operations decreased by $0.8 million, or 2.4%, and decreased as a percentage of total revenues to 13.8% from 15.0% in the 2004 Six Months. The decrease was primarily attributable to the reduction in long-term debt from the 2004 Six Months.

Income from continuing operations before minority interest and provision for income taxes was $11.1 million in the 2005 Six Months compared to $6.2 million in the 2004 Six Months.

Income from continuing operations for the 2005 Six Months was $5.8 million, compared to $6.1 million in the 2004 Six Months. Income from continuing operations for the 2005 Six Months was positively impacted by $3.1 million of the limited partners' earnings we recaptured from limited partners' losses we absorbed in previous quarters as a result of the inability of the limited partners' net contribution to fall below zero. Results for the 2004 Six Months were positively impacted by $4.7 million of limited partners' earnings for the same reason.

The following represents a reconciliation of the income from continuing operations, as reported, to income from continuing operations, as adjusted (in thousands):

                                                        SIX MONTHS ENDED
                                                  July 1, 2005     July 2, 2004
                                                  ------------     ------------
Income from continuing operations, as reported    $      5,824     $      6,130

Subtractions:

   Reallocation of minority interest earnings           (3,140)          (4,735)
                                                  ------------     ------------

Income from continuing operations, as adjusted    $      2,684     $      1,395
                                                  ============     ============

Net income allocable to the Company was $8.5 million in the 2005 Six Months compared to $1.7 million in the 2004 Six Months. Results for the 2005 Six Months included $2.7 million of income from discontinued operations resulting from the gain on the sale of the Holiday Inn in Emeryville, California, while the 2004 Six Months included a $4.4 million loss from the other hotel sales described above.

Basic and diluted earnings per share from continuing operations were $1.06 and $0.86, respectively, in the 2005 Six Months, compared to $1.20 and $1.04, respectively, in the 2004 Six Months. Basic and diluted earnings per share from discontinued operations was $0.50 and $0.40, respectively, for the 2005 Six Months, which, combined with basic and diluted earnings from continuing operations, resulting in net basic and diluted earnings per share of $1.56 and $1.26, respectively, for the 2005 Six Months. Basic and diluted loss per share from discontinued operations was $0.86 and $0.75, respectively, for the 2004 Six Months, which partially offset basic and diluted earnings from continuing operations of $1.20 and $1.04 per share, resulting in net basic and diluted earnings per share of $0.34 and $0.29, respectively, for the 2004 Six Months. For additional information, see "Note 3 Net Income (Loss) and Earnings (Loss) per Share" of the Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

In general, we have financed our operations through internal cash flow, loans from financial institutions, the issuance of public and private debt and equity and the issuance of industrial revenue bonds. Our principal uses of cash are to pay operating expenses, to service debt and to fund capital expenditures.

At July 1, 2005, we had $37.6 million of cash and equivalents and $23.4 million of marketable securities, compared to $41.0 million and $22.3 million, respectively, at the end of fiscal 2004. Such amounts are available for our working capital requirements, capital expenditures and debt service. At July 1, 2005, and December 31, 2004, we had current restricted cash reserves of $9.8 million and $10.2 million, respectively. This restricted cash is escrowed for insurance, taxes, capital expenditures and certain other obligations, in accordance with specific loan covenants and franchise agreements, in addition to the $8.0 million escrowed in connection with the merger agreement.

Cash from operating activities decreased to $29.8 million for the 2005 Six Months, from $32.4 million for the 2004 Six Months, a decrease of $2.6 million, or 8.0%, primarily attributable to unfavorable changes in assets and liabilities, partially offset by increased net income.

We incurred capital expenditures of $24.9 million in the 2005 Six Months, compared to $8.2 million in 2004 Six Months. This increase was directly attributable to the costs associated with the conversion of our Ft. Collins, Colorado Holiday Inn to a Hilton and our Holiday Inn West Des Moines, Iowa to a Sheraton. In addition, results for the 2005 Six Months include costs associated with significant capital improvement projects at our Holiday Inn in Sacramento and our Embassy Suites in Monterey, California, included in our previously-announced 2005 anticipated capital expenditures of $43.5 million.

At July 1, 2005, our total debt was $743.9 million compared with $765.2 million at the end of fiscal 2004. The decrease of $21.3 million is primarily attributable to the reduction of long-term debt from scheduled principal payments and the use of proceeds from the sale of certain hotels discussed below. The current portion of long-term debt was $16.6 million at the end of the 2005 Six Months, compared to $25.7 million at the end of 2004.

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

On January 7, 2005, we completed a $31.0 million refinancing on one of our properties. In connection with this refinancing Mr. Hammons personally paid $975,000 for various related costs and expenses. Our board of directors determined that we will repay Mr. Hammons $975,000 for costs incurred with the refinancing, if we continue to own this property in one year. If we were to transfer this property to Mr. Hammons within the next year as is contemplated in connection with the proposed merger, however, we will not pay Mr. Hammons for these costs. This transaction is included in the accompanying financial statements as deferred financing costs and refundable equity.

We estimate 2005 capital requirements to be $43.5 million (including approximately $12.6 million related to planned hotel franchise conversions of some of our properties) and to be funded by cash and cash flow from operations. Based upon current plans, we anticipate that our capital resources will be adequate to satisfy our 2005 capital requirements for normal recurring capital improvement projects.

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

In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" was issued. This statement amends APB Opinion No. 29 by eliminating the exception to the fair-value principle for exchanges of similar productive assets, and replaces it with a general exception for nonmonetary asset exchanges that have no commercial substance. The statement also eliminates APB No. 29's concept of the culmination of an earnings process. SFAS No. 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The impact of SFAS No. 153 will depend on the nature and extent of any nonmonetary asset exchanges after the effective date, but management does not currently expect SFAS No. 153 to have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2005, SFAS No. 154, "Accounting Changes and Error Correction - a replacement of APB Opinion No. 20 and FASB Statement No. 3" was issued. This statement requires that the direct effect of voluntary changes in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the cumulative effect of the change or the period-specific effects. The statement also designates retrospective application as the transition method for newly-issued accounting pronouncements in the instance where the pronouncement does not provide specific transition guidance. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations and cash flows.

In March 2005, FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" was issued. This Interpretation requires companies to record a liability for those asset retirement obligations in which the amount or timing of settlement of the obligation are uncertain. FIN 47 is effective in fiscal years ending after December 15, 2005. We are currently evaluating the impact of adopting FIN 47 on its consolidated financial position, results of operations and cash flows.

In March 2005, Staff Accounting Bulletin No. 107, "Share-Based Payment" was issued. SAB No. 107 provides guidance regarding the valuation of share-based payment arrangements for public companies, specifically as related to transactions with non-employees, the transition from non-public to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, and other issues related to SFAS No. 123(R). SAB No. 107 becomes effective upon our adoption of SFAS No. 123(R). We are currently evaluating the impact of adopting SAB No. 107 on its consolidated financial position, results of operations and cash flows.

In July 2005, the FASB issued an exposure draft, "Accounting for Uncertain Tax
Positions: an Interpretation of FASB Statement 109." This proposed Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of a company's best estimate of the impact of a tax position only if that position is probable of being sustained by an audit based only on the technical merits of the position. Tax positions failing the probable recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. This Interpretation, if approved, would become effective for the first fiscal year ending after

December 15, 2005. We are currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, regarding, among other things, our operations outlook, business strategy, prospects and financial position. These statements contain the words "believe," "anticipate," "estimate," "expect," "project," "forecast," "intend," "may" and similar words. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others:

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

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Investing activity includes operating cash accounts and investments with an original maturity of three months or less, and certain balances of various money market and common bank accounts. Our financing activities are comprised of long-term fixed and variable-rate debt obligations utilized to fund business operations and maintain liquidity. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for our long-term fixed and variable-rate debt obligations as of July 1, 2005:

                             EXPECTED MATURITY DATE
                                 (in millions)

                                                                                                   Fair
                                                                                                   Value
                                      2005(d)   2006   2007   2008   2009    There-After   Total    (e)
Long-Term Debt(a)

$510 Million First Mortgage Notes      $   -    $  -   $  -   $  -   $  -       $499       $ 499   $544-549
   Average interest rate(b)              8.9%    8.9%   8.9%   8.9%   8.9%       8.9%        8.9%

Other fixed-rate debt obligations      $   6    $ 27   $ 62   $  4   $  4       $107       $ 210   $    210
   Average interest rate(b)              8.0%    7.7%   8.2%   8.2%   8.2%       7.9%        8.0%

Other variable-rate debt obligations   $  10    $  1   $ 24   $  -   $  -       $  -       $  35   $     35
   Average interest rate(c)              6.4%    6.4%   6.4%     -%     -%         -%        6.4%

      (a)   Includes amounts reflected as long-term debt due within one year.

      (b) For the long-term fixed rate debt obligations, the weighted average interest rate is based on the stated rate of the debt that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

      (c) For the long-term variable rate debt obligations, the weighted average interest rate assumes no changes in interest rates and is based on the variable rate of the debt, as of July 1, 2005, that is maturing in the year reported. The weighted average interest rate excludes the effect of the amortization of deferred financing costs.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(d) and 15d-14(d) under the Securities Exchange Act of 1934) as of July 1, 2005. Based on that review, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them.

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

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 1.  Legal Proceedings

Two purported class action lawsuits were filed against us and our board of directors last fall in the Court of Chancery of the State of Delaware in and for New Castle County: Jolly Roger Fund L.P. and Jolly Roger Offshore Fund, Ltd. vs. John Q. Hammons Hotels Inc., et al, filed October 19, 2004, and Garco Investments LLP v. John Q. Hammons Hotels, Inc., et al, filed October 20, 2004. Both actions sought injunctive relief to prevent a proposed transaction pursuant to which Barcelo Crestline Corporation would acquire us. Plaintiffs alleged that the proposed transaction was unfair to our shareholders because the consideration offered was too low. The Chancery Court consolidated the two lawsuits. Subsequently, plaintiffs filed an amended complaint that seeks injunctive relief if we fail to treat bidders equally. On May 6, 2005, we filed a motion to dismiss. We have not recorded an obligation with regard to this matter, as a loss is not yet probable nor can an amount of loss be reasonably estimated. Management will continue to assess the situation and adjustments will be recorded, if necessary, in the period in which new facts and circumstances arise.

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

                                     JOHN Q. HAMMONS HOTELS, INC.

                                     By: /s/ John Q. Hammons
                                         ---------------------------------------
                                         John Q. Hammons
                                         Chairman, Founder, and Chief Executive
                                         Officer

                                     By: /s/ Paul E. Muellner
                                         ---------------------------------------
                                         Paul E. Muellner
                                         Chief Financial Officer

Dated: August 12, 2005

                                  EXHIBIT INDEX

EXHIBIT NO.   TITLE
-----------   -----

31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer